Form 10-K405
period 1995-12-31
REPLIGEN CLINICAL PARTNERS LP
filed 1997-04-07
CIK 885434

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
				   ACT OF 1934
                  For the fiscal year ended December 31, 1995

                                      OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
         For the transition period from ____________ to _____________

                       Commission file number:  0-21700

                       REPLIGEN CLINICAL PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)


                  Delaware                                   04-3140576
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

              117 Fourth Avenue                                02194
           Needham, Massachusetts                            (Zip Code)
  (Address of principal executive officers)

      Registrant's telephone number, including area code:  617-449-9560

         Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
             Title of each class                        on which registered
	     -------------------                       ---------------------
                    None                                        None


	Securities registered pursuant to Section 12(g) of the Act:

		       Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No    .

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   _X_

State the aggregate market value of Limited Partnership Interests held by non-affiliates of the registrant: There is no market for either the Units or the Limited Partnership Interests.

==============================================================================



                                    PART I

ITEM 1:  BUSINESS


                                 INTRODUCTION

               Repligen Clinical Partners, L.P. (the "Partnership") was formed in January 1992 under the laws of the State of Delaware. The Agreement of Limited Partnership, dated as of January 9, 1992 (the "Limited Partnership Agreement"), was entered into by and among Repligen Development Corporation (the "General Partner"), a wholly owned subsidiary of Repligen Corporation ("Repligen"), and the purchasers of Class A Units (as defined below)(the "Class A Limited Partners") and the purchaser of Class B Units (as defined below)(the "Class B Limited Partner") issued by the Partnership (the Class A Limited Partners and the Class B Limited Partner are hereinafter collectively referred to as the "Limited Partners"). On February 28, 1992, the Partnership completed a private offering (the "Offering") of (i) 900 Class A Units (each a "Class A Unit"), each Class A Unit consisting of one Class A limited partnership interest in the Partnership and a warrant (each a "Limited Partner Warrant" and collectively the "Limited Partner Warrants") to purchase 2,900 shares of Repligen's $0.01 par value per share common stock ("Repligen Common Stock") and (ii) one Class B Unit (the "Class B Unit") consisting of one Class B limited partnership interest in the Partnership and a warrant to purchase 5,800 shares of Repligen Common Stock (the "Class B Warrant"). In addition, Repligen issued a warrant to purchase 13,300 shares of Repligen Common Stock (the "Fund Warrant") to PaineWebber R&D Partners III, L.P. (the "Fund") in consideration for the Fund's commitment to purchase 133 Units, and a warrant to purchase 75,050 shares of Repligen Common Stock (the "Incentive Warrant") to PaineWebber Incorporated as compensation for the services provided by an affiliate of PaineWebber Incorporated as Sales Agent in connection with the Offering. The Limited Partner Warrants, the Class B Warrant and the Fund Warrant are herein collectively referred to as the "Original Warrants", the Class A limited partnership interests and the Class B limited partnership interest are herein collectively referred to as "Limited Partnership Interests" and the Class A Units and Class B Unit are herein collectively
referred to as "Units."   The private placement resulted in net proceeds of
approximately $40,312,500 in cash and non-interest bearing notes receivable from the Limited Partners (the "Investor Notes"), which were payable in annual installments through March 15, 1995.


                              RECENT DEVELOPMENTS

               Termination of Research and Marketing Programs

               At a regular quarterly meeting of the board of directors (the "Board of Directors") of the General Partner held on March 8, 1996, the Board of Directors reviewed the then-current status of the research and development program (the "Research Program") being conducted by Repligen pursuant to a Product Development Agreement dated February 28, 1992 between Repligen and the Partnership (the "Development Agreement"), the prospects for the successful commercialization of the Background Technology (as defined in the Development Agreement)(the " rPF4-related technology") and the financial resources necessary to support such commercialization, as well as the financial resources available to Repligen and the Partnership. The Board of Directors and the Repligen representatives present at the meeting agreed that at least $50 million in additional funds would be required to complete the Research Program and commence the sale of products derived from the rPF4-related technology as provided in the Development Agreement (the "Marketing Program"). The Board of Directors noted that the remaining cash resources of the Partnership at that time totaled approximately $385,000.

               The Repligen representatives stated that, given the limited resources available to Repligen itself, Repligen would no longer be in a position to contribute the funds necessary toward the continuation of the Research Program. The Repligen representatives also advised the Board of Directors that, despite Repligen's continuing efforts to seek funding from potential third-party collaborators, Repligen could not obtain such funding in the immediate future.

               Pursuant to the terms of the Development Agreement, the Board of Directors unanimously determined, based on the above factors, that the continuation of the Research Program and the commencement of the Marketing Program with Repligen would be economically impracticable and therefore terminated both in their entirety.

               Under the terms of the Development Agreement, upon the termination of the Research and Marketing Programs (together, the "Programs") by the Board of Directors, Repligen relinquished its rights to manage the clinical development of the rPF4-related technology as well as any rights to exploit or use the rPF4-related technology in the United States, Canada and Europe (the "Territory") and to receive management fees and the reimbursement of certain expenses relating to the Research Program and the rPF4-related technology. Repligen retained responsibility for indefinitely maintaining, at its own expense, all records, including a library of biological, chemical and other physical materials, relating to the rPF4-related technology. In addition, under the terms of the Purchase Agreement, the termination of the Programs caused Repligen's option to purchase the Limited Partnership Interests of the Limited Partners to likewise terminate, and set an Interim License Termination Date to occur eighteen months thereafter, on September 8,
1997.   The Board of Directors noted that while the remaining cash available to the Partnership was insufficient to continue meaningful funding of the Research Program, it might be sufficient to meet the estimated expenses of marketing and disposing of the rPF4-related technology to one or more third parties. The Board then directed the officers of the Partnership to actively seek a buyer or licensor for the rPF4-related technology.

               Subsequent to the March 8, 1996 Board of Directors meeting, the Repligen-designated members of the Board of Directors resigned, and Repligen and the Partnership entered into discussions regarding certain proposed modifications to each party's rights and responsibilities with respect to the termination of the Programs and efforts to market the rPF4-

related technology to third parties, but did not reach agreement on the desirability of any modifications to the existing contractual arrangements.

               From the beginning of 1996, and in particular following the termination of the Programs on March 8, 1996, officers of the Partnership have conducted intensive efforts to sell or license the rPF4-related technology to a third party or locate a suitable strategic partner to otherwise fund further development of the rPF4-related technology. Under the terms of the Limited Partnership Agreement, a transaction constituting a sale, license, assignment or other transfer of "substantially all assets" of the Partnership, or that "materially adversely affects" the Limited Partners, would require the prior consent of the Limited Partners.


                DESCRIPTION OF THE BUSINESS OF THE PARTNERSHIP

               The principal objectives of the Partnership are to develop and derive income from the sale or license of recombinant platelet factor-4 ("rPF4") for human therapeutic use in the Territory. Platelet factor-4 ("PF4") is a naturally occurring protein which Repligen has produced using recombinant DNA technology. From early 1992 to February 1996, the Partnership and Repligen jointly funded multiple clinical trials conducted by Repligen for rPF4 to evaluate its use as (i) a cardiac surgical treatment, serving as a neutralizing agent to reverse the anticoagulant effects of heparin and (ii) a cancer treatment for certain solid tumor cancers. Pursuant to an agreement reached with the Board of Directors, Repligen independently financed trials relating to Kaposi's sarcoma until the termination of the Research Program by the Board of Directors on March 8, 1996.











                Current Status of the rPF4 Development Program

               The Research Program was terminated by the Board of Directors on March 8, 1996. See "Recent Developments - Termination of Research and Marketing Programs" above. The following table summarizes the status of the Research Program as of the time of such termination.


                    Indication/Application                            Phase               Status
		    ----------------------                            -----               ------
General:
      Normal Volunteer                                               Phase I        Enrollment Complete

Cardiac Surgical:
      Heparin Neutralization - Cardiac Catherization                 Phase II       Enrollment Complete
      Heparin Neutralization - Cardiac Bypass Surgery                Phase I        Enrollment Complete
                                                                    Phase I/II      Enrollment Complete

Cancer:
      Kaposi's Sarcoma (intralesional)                               Phase II             Closed
      Kaposi's Sarcoma (subcutaneous)                               Phase I/II            Closed
      Kaposi's Sarcoma (intravenous)                                Phase I/II            Closed

      Colon Cancer                                                   Phase I        Enrollment Complete

      Malignant Melanoma/Renal Cell Carcinoma                        Phase I        Enrollment Complete

      Glioma (brain cancer)                                         Phase I/II            Closed


Definitions:

      "Complete" means full completion of patient treatment and final document preparation.

      "Enrollment Complete" means practical completion of patient treatments; incomplete reporting; information archived.

      "Closed" means the trial was terminated, due to a lack of financial resources, prior to the completion of planned patient treatments; incomplete reporting; information archived.

		Cardiac Surgical Applications

                The General Partner believes that rPF4 may restore natural coagulation which is disrupted by heparin in anticoagulated patients undergoing cardiac surgical procedures such as coronary artery bypass graft
(CABG) surgery. Heparin is an anticoagulant used to prevent blood from clotting during these cardiovascular procedures. In certain acute settings, the effects of heparin are reversed chemically with the generic drug protamine, which is widely used but has certain adverse side effects. These side effects, while usually mild to moderate, are occasionally serious, such as a loss of blood pressure (systemic hypotension), an increase in lung blood pressure (pulmonary hypertension) or allergic reactions (anaphylaxis). Over 500,000 patients in the United States undergo open heart surgery and are treated with protamine each year. The General Partner believes that rPF4 may reverse the anticoagulant effects of heparin both more quickly than protamine and without its potential adverse side effects. Repligen has a United States patent on the use of rPF4 or purified PF4 to neutralize heparin under which, pursuant to the Development Agreement, it has granted to the Partnership an irrevocable, exclusive, royalty-free license to certain patent rights and other technology. See "Certain Contracts--Development Agreement."

               At the time of the Offering, preclinical trials conducted in rats indicated that rPF4 reversed heparin without causing the systemic hypotension often associated with protamine. Repligen and the Partnership subsequently conducted further studies in monkeys and baboons which confirmed that rPF4 reverses heparin and is safe and effective in those animals. Because a baboon's cardiovascular system closely resembles that of a human, Repligen was able to conduct in vivo studies of the reversal of heparin in the baboon's blood following simulated cardiopulmonary bypass that provided further support that rPF4 would be safe in human bypass operations. Subsequent ex vivo studies of human blood removed from a cardiopulmonary bypass circuit demonstrated that rPF4 neutralized heparin effectively following exposure to typical bypass conditions.

               In March 1993, Repligen began a Phase I clinical trial of rPF4 in cardiac catheterization patients to evaluate its safety. The results of the study were reported at the annual meeting of the American Heart Association in November 1993 and demonstrated that rPF4 safely reversed the anticoagulant effects of heparin in this patient population. Results of the study were published in the journal Circulation in April 1995. In November 1993, Repligen initiated a double-blind, multi-center Phase II clinical trial to evaluate the efficacy of rPF4 for the reversal of the anticoagulant effects of heparin in cardiac catheterization patients in comparison to protamine.
The results of this study were presented at the annual meeting of the American Heart Association in November 1995. These safety data supported continued clinical development of rPF4 for use in cardiac bypass surgery. Repligen also initiated a Phase I/II clinical study for the use of rPF4 in cardiopulmonary bypass graft surgery patients in May 1994. As of March 31, 1996, the preliminary results of this study confirmed the safety and efficacy of rPF4 in this patient population. Patient enrollment for this trial was completed in the first half of 1996.

               Cancer Applications

               At the time of the Offering, the General Partner believed that rPF4's ability to inhibit the process of new blood vessel growth (angiogenesis) represents a novel approach to inhibiting the growth of solid tumors and that rPF4 may be an effective therapy for a variety of cancers. Solid tumor development is a complex process that requires the establishment and expansion of a blood vessel network through angiogenesis. As a tumor grows beyond microscopic size, passive diffusion from neighboring tissue is no longer sufficient to meet the nutritional demands of the tumor, and direct access to capillaries or blood vessels becomes necessary. While the exact process of angiogenesis is not fully understood, it is believed that new blood vessels form in response to growth factors that stimulate endothelial cells (blood vessel lining cells). Angiogenic growth factors are released by neighboring tissues that need additional blood supply, or by cancer cells. Once stimulated by these growth factors, the endothelial cells proliferate and migrate to form the framework for new capillaries and blood vessels. The inhibition of angiogenesis could be effective in suppressing the growth and development of solid tumors.

               Cancer is treated primarily with surgery, chemotherapy and radiation therapy. These treatments often fail to prevent disease progression and spread of cancer and may have serious adverse side effects. By inhibiting the process of angiogenesis, the General Partner believed that rPF4 offered a new approach to the treatment of cancer which could be effective in treating a broad spectrum of cancers, since virtually all tumors require angiogenesis in order to survive and grow.

               In preclinical testing using several animal cancer models, Repligen has shown that the administration of rPF4 significantly inhibited the growth of solid tumors by a mechanism that was consistent with its anti-angiogenic activity. The General Partner believed that rPF4 may be useful in retarding the progression of Kaposi's sarcoma ("KS"), an AIDS-

associated cancer which produces tumors in the skin and internal organs. In June 1992, Repligen began Phase I clinical trials of rPF4 for treatment of skin lesions of KS patients by intralesional injection. No significant adverse reactions attributable to rPF4 were reported during this safety study and the results of this study were presented at the conference of the American Society of Clinical Oncology in May 1993. In July 1993, Repligen began a Phase II clinical trial of intralesional injection in KS patients. Interim results of this study were reported at the conference of the American Society of Clinical Oncology held in May 1994. Evidence of biologic activity, and no significant adverse reactions to rPF4, were reported. A planned Phase I/II study to evaluate the subcutaneous administration of rPF4 in KS patients was canceled because it was duplicative to the aforementioned Phase II study. A Phase I/II clinical study of systemic (intravenous) administration of rPF4 to KS patients was initiated in 1994 and enrolled 13 of 18 patients. rPF4 was well tolerated by the patients and some evidence of biological activity was observed. This study was closed prior to completion, on November 29, 1995, due to a lack of financial resources. See "Recent Developments - Termination of Research and Marketing Programs."

               Repligen has conducted several Phase I/II clinical studies of systemic administration of rPF4 in patients with refractory solid tumors, including patients with colon carcinoma, renal cell carcinoma and malignant melanoma. These studies demonstrated that systemic administration of rPF4 was not associated with clinically significant adverse events. Repligen has been awarded a United States patent related to the systemic administration of rPF4 to inhibit tumor growth. A Phase I/II clinical study of locally administered rPF4 in malignant glioma (brain cancer) was initiated in 1994. In this study, patients with recurrent disease undergo tumor removal and a catheter is implanted into the site of the tumor bed. rPF4 is then administered directly into the tumor bed. This study was closed prior to completion on December 28, 1995 due to a lack of financial resources. See "Recent Developments - Termination of Research and Marketing Programs".

	    1994 Evaluation; Restructuring of Repligen Warrants

               In the spring of 1994, in conjunction with the Board of Directors' quarterly review of the Research Program, and prior to the due date of the third installment payment from the Limited Partners under the Investor Notes, PaineWebber Development Corporation engaged the services of an independent consultant to evaluate the technical prospects of the rPF4-related technology. This consultant, Dr. Jordan Gutterman, Professor and Chairman, Clinical Immunology and Biological Therapy, the University of Texas, M.D. Anderson Cancer Center, provided a positive review of the potential effectiveness of rPF4-related technology and endorsed continued development efforts, but estimated that additional expenditures of approximately $40 million to $50 million might be necessary to produce a commercially viable version of the rPF4-related technology. These conclusions were reviewed and confirmed by Dr. Sydney E. Salmon, Regents Professor of Internal Medicine and Director, Arizona Cancer Center and a member of the Board of Directors.

	       Based on these reviews as well as on the research and clinical trials conducted up to that time, Repligen and the Partnership determined that the rPF4-related technology showed significant prospects for successful medical applications in the cardiac surgical and cancer areas. However, in light of the higher-than-estimated costs incurred to that point in developing the rPF4-related technology and the estimated additional expenditures required to complete the Research Program, Repligen and the Partnership concluded that Repligen and the Partnership lacked the financial resources necessary to accomplish those objectives. Repligen and the Partnership determined that a suitable external source of funds, most likely a strategic joint venture partner or licensor, with sufficient resources to carry out the Research Program and commercialization of rPF4-related technology was needed. See "Description of the Business of the Partnership--Repligen Efforts to Locate a Strategic Partner: 1994-1996."

               Repligen management felt, however, that the then-existing royalty commitments to the Partnership were such that a third party might be unableto realize sufficient return from the commercialization of the rPF4-related technology and that the royalty arrangements would have to be restructured in order to attract such a strategic partner or licensor. Repligen decided to offer what it considered to be attractive financial concessions relating to the Original Warrants in exchange for the agreement of the Limited Partners of the Partnership to reduce the royalty rates payable to the Partnership in the event of successful commercialization of the rPF4-related technology.

               In March 1994, Repligen offered the holders (the "Warrantholders") of Original Warrants the opportunity to exchange their Original Warrants for newly issued warrants (the "Exchange Warrants"). Each holder of an Original Warrant was free to accept or reject the exchange offer. Warrantholders holding warrants to purchase 2,069,150 shares of Repligen Common Stock accepted the exchange offer. Warrantholders holding warrants to purchase 258,100 shares of Repligen Common Stock were ineligible to participate in this exchange offer due to their failure to make payments on their Investor Notes. See "Description of the Business of the Partnership -
Limited Partner Defaults."   Warrantholders holding warrants to purchase
288,550 shares of Repligen Common Stock who were eligible to participate in the exchange offer rejected the exchange offer and thus continue to hold Original Warrants. The exercise price under the Exchange Warrants is $9.00 (reduced from $22.73) per share but will increase to $14.00 per share 90 days after Repligen notifies the Warrantholders that the closing price of Repligen Common Stock is equal to or exceeds $18.00 per share for any 20 out of 30 consecutive trading days. The exercise period under the Exchange Warrants expires on March 31, 2000. Those holders of Original Warrants who accepted such exchange offer agreed to a reduction in the royalty rate to 9.00% of Net Revenue from any sales of rPF4 instead of 12.85% of such Net Revenues as initially provided for in the Purchase Agreement. The exchange offer did not modify the royalty rates set forth in the Development Agreement, which were unaffected by the termination of Repligen's Purchase Option. Acceptance of the exchange offer resulted in pro rata reductions in certain other royalties. No vote of the Warrantholders or the Limited Partners was required to accept the exchange offer. Repligen's obligations to pay royalties under the Purchase Agreement expired upon the termination of Repligen's Purchase Option thereunder. See "Recent Developments--Termination of Research and
Marketing Programs."

		   1995 Evaluation; Warrant Modification

               In March 1995, in conjunction with the Board of Directors' quarterly review of the Research Program, and prior to the due date of the fourth installment payment from the Limited Partners under the Investor Notes, PaineWebber Development Corporation engaged Dr. Gutterman for a second time to update and review his evaluation of the rPF4-related technology. Prior to this review, Repligen had sponsored a study performed at Thomas Jefferson University in Philadelphia, Pennsylvania to develop a pharmacoeconomic analysis of the true incidence and costs of protamine-related adverse events in cardiac surgical applications. Dr. Gutterman's updated revaluation endorsed continued development efforts and the pharmacoeconomic study supported the commercial potential of the rPF4-related technology.

               While Repligen was conducting active discussions with several potential strategic partners, by early 1995, Repligen had not secured an external source of funds to ensure financing of the remainder of the Research Program and the subsequent commercialization of the rPF4-related technology. Repligen management recognized therefore that a number of Limited Partners might decide not to meet their commitments to fund their fourth and final installment payment to the Partnership under the terms of the Investor Notes due on April 19, 1995. Repligen determined that, in light of the uncertainty surrounding the ability to ultimately secure the funding required to commercialize the rPF4-related technology, it was advisable to provide financial incentives to the Limited Partners to meet their payment commitments.

               In March 1995, Repligen subsequently offered to modify the Original Warrants that remained outstanding and the Exchange Warrants. Each holder of an outstanding Original Warrant or Exchange Warrant who made the fourth installment payment pursuant to the Investor Notes was free to accept or reject the proposed modifications. The modifications provided that the terms of the Original Warrants would be altered so as to be identical to those of the Exchange Warrants when issued in the 1994 Exchange Offer (an extension of the exercise period by one year to March 31, 2000 and a per share exercise price reduced from $22.73 to $9.00, subject to escalation to $14.00 per share 90 days after Repligen notifies holders thereof that the closing price of Repligen Common Stock is equal to or exceeds $18.00 per share for 20 out of 30 consecutive trading days). The exercise price of the Exchange Warrants for the first 1,000 shares of Repligen Common Stock was reduced from $9.00 per share to $2.50 per share, and the exercise price for the remaining 1,900 shares of Repligen Common Stock exercisable pursuant to the modified Exchange Warrant was reduced from $9.00 per share to $3.50 per share. The exercise price of the modified Exchange Warrants would, however, increase to $8.00 per share 90 days after Repligen notifies holders thereof that the closing price of Repligen Common Stock is equal to or exceeds $12.00 per share for 20 out of 30 consecutive trading days. Lastly, the offer extended the expiration period for Exchange Warrants by one year, to March 31, 2001. The proposed modifications did not include further reductions in any royalty rates payable by Repligen. The difference in treatment between Original Warrants and Exchange Warrants was due to the fact that holders of Original Warrants were those Warrantholders who did not accept the 1994 exchange offer and consequently had a right to receive higher royalty rates than holders of Exchange Warrants.

               As of December 31, 1995, holders of 620 1/2 of the 712 non-defaulted Class A Units, the holder of the Class B Unit and the holder of the Fund Warrant had accepted the modifications. Accordingly, as of December 31, 1995, there were issued and outstanding Original Warrants to purchase 75,400 shares of Repligen Common Stock, modified Original Warrants to purchase 163,850 shares of Repligen Common Stock, Exchange Warrants to purchase 189,950 shares of Repligen Common Stock and modified Exchange Warrants to purchase 1,654,700 shares of Repligen Common Stock. Following the close of the Partnership's 1995 fiscal year, the Partnership foreclosed on an additional defaulted 1/2 Class A Unit, so that as of March 31, 1997, holders of 620 of the 711 1/2 non-defaulted Class A Units had accepted the modifications, and there were issued and outstanding Original Warrants to purchase 75,400 shares of Repligen Common Stock, modified Original Warrants to purchase 163,850 shares of Repligen Common Stock, Exchange Warrants to purchase 189,950 shares of Repligen Common Stock and modified Exchange Warrants to purchase 1,653,250 shares of Repligen Common Stock.

			 Limited Partner Defaults

               Class A Limited Partners owning in the aggregate 50 Class A Units, representing approximately 6 % of the total number of Class A Units then outstanding, failed to make the second installment payment due March 15, 1993 pursuant to their respective Investor Notes. Class A Limited Partners owning in the aggregate 39 Class A Units, representing approximately 5 % of the total number of Class A Units then outstanding, failed to make the third installment payment due March 15, 1994. The Limited Partnership Interests and Original Warrants of each such defaulted Class A Limited Partner were foreclosed upon by the Partnership pursuant to the Limited Partnership Agreement and each such Class A Limited Partner was not eligible to participate in the1994 exchange offer or the 1995 warrant modification.

               Class A Limited Partners owning in the aggregate 99 1/2 Class A Units, representing approximately 12 % of the total number of Class A Units then outstanding, failed to make the fourth installment payment due March 15, 1995 pursuant to their respective Investor Notes and the Limited Partnership Interests and any Original Warrants and Exchange Warrants held by each such defaulted Class A Limited Partner were foreclosed upon by the Partnership pursuant to the Limited Partnership Agreement, which resulted in a writeoff of approximately $1,630,000 of notes receivable by the Partnership for the fiscal year ended December 31, 1995. As of December 31, 1995, 712 of the original 900 Class A Units were outstanding. Amounts due as of December 31, 1995 under defaulted non-interest bearing notes receivable from certain limited partners were approximately $4,000. Following the subsequent foreclosure by the Partnership of the defaulted 1/2 limited partnership unit relating to such outstanding defaulted non-interest bearing notes receivable, as of March
31, 1997 711 1/2 of the original 900 Class A Units were outstanding.


	 Repligen Efforts to Locate a Strategic Partner: 1994-1996

               Beginning in 1994, Repligen attempted to identify one or more strategic partners to fund the further development of the rPF4-related technology. Discussions were held by Repligen and approximately 63 companies active in the cardiac surgical and cancer fields regarding a variety of proposals for comprehensive partnerships as well as more specialized joint ventures or licensing arrangements covering specific treatments (e.g., ocular applications), discrete activities (e.g., manufacturing) and specific territories (e.g., one or more countries).

               During 1994, Repligen participated in advanced negotiations with a major international pharmaceutical company that was interested in an exclusive license to market the rPF4-related technology in Europe, but the discussions ultimately failed to move forward due to concerns that the results of rPF4 were preliminary in nature, that the European market would not support an expensive cancer treatment and that Repligen's ownership of the commercial rights to the rPF4-related technology was complicated by the Partnership's rights thereto.

               Beginning in 1994, Repligen took certain actions to bolster its financial position and explored several possibilities of obtaining additional financial resources to fund various development and commercialization efforts, including those relating to the rPF4-related technology.

               In order to lower expenses and conserve cash resources, Repligen underwent two successive downsizings from July 1994 to March 1995 which together with attrition reduced its workforce by approximately 170 employees, or roughly 47 percent, and discontinued or postponed certain clinical programs. Following the restructurings, the primary focus of Repligen management centered on the clinical development and commercialization of the rPF4-related technology as well as other independently funded development programs.

               In the spring of 1995, Repligen entered into merger negotiations with Medco Research Inc. ("Medco"), a biotechnology company specializing in diagnostic and therapeutic products in the cardiovascular and cancer areas. On May 23, 1995, the two companies publicly announced that their respective boards had approved a letter of intent to enter into a non-cash merger wherein Medco would issue to holders of Repligen Common Stock between
3.2 million and 3.4 million shares of its common stock with a then-current market value of approximately $51.5 million. Medco would have added roughly $40 million in additional cash to the balance sheet of the post-merger entity, although such additional amounts would have been available to support pre-existing Medco research, development and commercialization activities as well as rPF4 development and commercialization activities. On July 11, 1995, Repligen and Medco announced that they had ended merger negotiations after failure to agree on the valuation of Repligen Common Stock to be used as the basis for the proposed merger.

               On June 1, 1995, Repligen and Eli Lilly and Company ("Eli Lilly") announced that they had reached agreement to extend through 1996 a collaboration and license agreement initiated in May 1992 relating to the development of monoclonal antibodies designed to fight inflammatory diseases. However, in early September 1996, Eli Lilly elected to discontinue the collaboration, citing a reallocation of resources for its research priorities.

               In September 1995, Repligen sold its immune modulation program to Genetics Institute, Inc., while retaining rights to independently commercialize certain small molecule-based drugs in the same therapeutic area.

               In December 1995, Repligen reached an advanced stage of discussions regarding the rPF4-related technology with another major international pharmaceutical firm, which ultimately decided not to license the rPF4-related technology due to the firm's lack of, and costs associated with establishing, microbial manufacturing capacity.

               On December 12, 1995, Repligen and Apotex USA ("Apotex") announced that they had reached a tentative agreement for the sale of Repligen's Allegro Biologics division ("Allegro"), consisting of Repligen's process development and contract manufacturing operations, to Apotex. Under the terms of the agreement, Apotex was to acquire all of the Allegro assets, as well as Repligen's Protein A and diagnostic reagents business. In addition, Allegro and Repligen were to enter into an agreement to develop and produce pharmaceuticals for Repligen's clinical development programs. On January 19, 1996, Repligen announced that the acquisition negotiations had ended, citing strategic reasons internal to Apotex.

               On February 12, 1996, Repligen and Genzyme Corporation ("Genzyme") announced tentative agreement on the sale of the assets of Allegro as well as Repligen's Protein A business and certain related assets to Genzyme. However, on April 9, 1996, Repligen announced that the negotiations had not resulted in a definitive agreement due to differences between the parties as to the valuations of the Allegro assets, the Protein A business and associated fixed assets.

               In early 1996, Repligen entered into acquisition negotiations with Glycan Pharmaceuticals, Inc. ("Glycan"), a biotechnology company focusing on small molecule therapeutics for inflammatory and proliferative diseases. Glycan had been founded by three former Repligen scientists. On March 14, 1996, Repligen publicly announced that it had acquired Glycan. Under the terms of the acquisition agreement, Repligen's existing Chief Executive Officer, Vice President of Research and Development and Vice President of Business Development were each succeeded by one of the Glycan founders. The Glycan acquisition did not, however, result in the introduction of sufficient additional capital or otherwise increase the financial resources available to Repligen such that Repligen would be in a position to fund continued development and subsequent commercialization of the rPF4-related technology.


                               Certain Contracts

		Development Agreement.

                In connection with the organization of the Partnership, the Partnership and Repligen entered into the Development Agreement pursuant to the terms of which Repligen granted to the Partnership an exclusive, royalty-free license (the "License") to certain patent rights and other technology owned or controlled by Repligen relating to the manufacture, use and sale of rPF4-related products covered by such agreement (the "Products"). The License granted to the Partnership is limited to the rPF4-related technology (defined in the Development Agreement as the "Background Technology"), necessary or materially useful for the development and commercialization of Products for human therapeutic use in the Territory (the "Field of Activity").

               Until the termination of the Programs by the Board of Directors on March 8, 1996, the Development Agreement required Repligen, to the extent permitted by Partnership funds, to use its best efforts to perform the Research Program and seek to obtain approval from the United States Food and Drug Administration (the "FDA") for the sale of products that may be developed utilizing the licensed technology. In addition, Repligen agreed to use its best efforts to manufacture and market the Products in the Field of Activity directly or through third parties in the Territory. The Partnership was required to reimburse Repligen for its research and development expenses on behalf of the Partnership, plus a management fee of ten percent (10%) of such expenses. If at any time the Partnership's funds (or any additional funds provided by Repligen) shall have been expended and no FDA marketing approval shall have been received for the sale by or on behalf of the Partnership of any Product in the Field of Activity, the General Partner was to determine the amount of additional funds required by the Partnership in the upcoming year, and Repligen would have the right to contribute such funds to the Partnership. Any such contribution would not result in dilution of the Limited Partners' interest in the Partnership. Payments by the Partnership were required to be made at the end of each calendar quarter, except that (i) if such amount exceeded the amount stated in the budget for such quarter, the Partnership was only required to pay such excess as was approved by the Board of Directors and
(ii) if such amount exceeded the Partnership's available funds, the Partnership was not obligated to pay such excess until receipt of additional funds.

               Prior to the end of each quarter of each year, until the termination of the Programs by the Board of Directors on March 8, 1996, the General Partner reviewed the progress of the Research Program during the preceding three-month period to determine whether the continuation of all or any part thereof was in the best interests of the Limited Partners of the Partnership. If at any time the Board of Directors were to determine that the Research Program was infeasible or uneconomic and should be discontinued with respect to all Products, or if the Board of Directors were to determine not to contribute the additional funds to the Partnership which were determined by the General Partner to be required when all Partnership funds had been expended and no FDA marketing approval had been received for the sale of any Product in the Field of Activity, the Board of Directors could terminate the Programs. In the course of the Board of Directors' reviews in the first quarters of 1994 and 1995, PaineWebber Development Corporation engaged the services of independent consultants, who provided favorable evaluations of the technical prospects of the rPF4-related technology. See "Description of the Business of the Partnership - 1994 Evaluation; Restructuring of Repligen Warrants" and "- 1995 Evaluation; Warrant Modifications." However, on March 8, 1996, Repligen advised the Partnership that it did not currently have nor did it anticipate generating funds sufficient in aggregate amount to finance the remainder of the Research Program and the Marketing Program. As a result, the Board of Directors terminated the Programs. See "Recent Developments - Termination of Research and Marketing Programs." The termination of the Programs provides the Partnership with the right to freely transfer the License to one or more third parties. Under the terms of the Limited Partnership Agreement, a transaction constituting a sale, license, assignment or other transfer of "substantially all assets" of the Partnership, or that "materially adversely affects" the Limited Partners, would require the prior consent of the Limited Partners.

               Purchase Agreement.

               Also in connection with the organization of the Partnership, Repligen and the Partnership entered into a Purchase Agreement, amended and restated as of February 28, 1992 (the "Purchase Agreement"), pursuant to which Repligen agreed to use its best efforts to manufacture Products and to sell the Products for use in the Field of Activity or, if Repligen determined that such manufacture and sale was not commercially practicable, to use its best efforts to license or sell the rPF4-related technology to a third party. Upon the first marketing approval of rPF4 by the FDA, the Partnership would receive a payment equal to 20 percent of the aggregate capital contributions of all Limited Partners, payable at Repligen's option in cash or in Repligen Common Stock (the "Milestone Payment"). Under the terms of the Purchase Agreement, and in exchange for the issuance of the Original Warrants, each Limited Partner granted to Repligen an irrevocable option (the "Purchase Option") to purchase its interest in the Partnership. The Purchase Option was exercisable only if all interests were to be purchased and such option was exercisable by sending a notice to all the Limited Partners on a date during the forty-five day period commencing on the date which was the earlier of (i) the date which was the later of the last day of the first month in which the Partnership received Interim License Payments equal to fifteen percent (15%) of the Limited Partners' capital contributions (excluding the Milestone Payment) and the last day of the twenty-fourth month period after the date of the Partnership's first commercial sale of any Product within the Field of Activity and (ii) the last day of the forty-eighth month after the date of such first commercial sale.

               The Purchase Option was to terminate upon the occurrence of any of the following termination events: (i) the bankruptcy of Repligen, (ii) the cessation of operations by Repligen, (iii) the seizure or attachment of all or a substantial part of Repligen's assets or (iv) the termination of the Programs. In addition, the Purchase Option was to terminate upon the earlier of (i) Repligen's notice to the Partnership and the Limited Partners that it did not intend to exercise the Purchase Option or (ii) the expiration unexercised of the Purchase Option. After any such termination, the Partnership is free to license or sell the rPF4-related technology. On March 8, 1996, the Board of Directors terminated the Programs, which in turn terminated the Purchase Option. See "Recent Developments - Termination of Research and Marketing Programs". Accordingly, the rPF4-related technology is no longer encumbered and may be sold or licensed to third parties by the Partnership. Under the terms of the Limited Partnership Agreement, a transaction constituting a sale, license, assignment or other transfer of "substantially all assets" of the Partnership, or that "materially adversely affects" the Limited Partners, would require the prior consent of the Limited Partners.


                   Patents, Licenses and Proprietary Rights

               The General Partner believes that the proprietary protection of rPF4 has improved since the time of the Offering. At the time of the Offering, patent applications filed by a subsidiary of Bristol-Myers Squibb Company were disclosed as having the ability to potentially block the Partnership's ability to market rPF4. In July 1993, Repligen and Bristol-

Myers Squibb Company entered into an exclusive, worldwide, royalty-free license agreement covering an issued U.S. patent and pending foreign patent applications, the effect of which is to prevent Bristol-Myers Squibb Company from using these patents to block the ability of Repligen to market rPF4 as an anti-cancer agent or as an agent for heparin neutralization. In April 1993, the United States Patent and Trademark Office (the "PTO") issued Repligen a patent covering the use of purified PF4 and rPF4 to neutralize heparin. In February 1994, the PTO issued Repligen a patent for the systemic administration of rPF4 to inhibit tumor growth in patients with metastatic cancer. Patent applications have been filed by Repligen for these uses in Canada, Europe and Japan and certain other uses of rPF4 in the United States, Canada, Europe and Japan. The rights that Repligen may possess with respect to such patents and patent applications insofar as they relate to the technology inure to the benefit of the Partnership as holder of the License, as well as to any third-party transferee thereof.


                                  Competition

               The General Partner is not aware of any other current efforts to develop PF4 or rPF4 for therapeutic use. Several competitors in the pharmaceutical and biopharmaceutical industries have substantial research programs underway in oncology utilizing a broad spectrum of therapeutic approaches, including chemotherapy, various recombinant cytokines and monoclonal antibody-, antisense- and gene therapy-based technologies, any or all of which may become competitive with the Partnership's products.

               The only product approved by the FDA for heparin neutralization is the generic drug protamine, which is produced and marketed by three companies. Currently, no substitute compounds are available for post-surgical reversal of heparin. The General Partner is aware that Research Industries Corporation is developing a cartridge containing immobilized protamine for insertion into a cardiovascular bypass circuit, which would compete with protamine, and had announced that it intended to commence human clinical trials for this device in mid-1994, but to the best of the General Partner's knowledge, these trials have not yet begun. Ibex Corporation is developing heparinase, an enzyme which breaks down heparin, which is currently in Phase II clinical trials.

               Currently, no potent antiangiogenic agents are available for human therapy. The General Partner is aware that several companies are seeking to develop other compounds to inhibit angiogenesis, including Takeda Pharmaceuticals, Inc., which is seeking to develop certain synthetic fumagillin analogs. Daiichi Pharmaceutical Co., Ltd. is developing DS-4125, a polysaccharide sulfate compound. Both the Takeda and Daiichi compounds are in early stage clinical trials. Pharmacia Upjohn appears to have developed certain steroid-based compounds. Several companies are developing monoclonal antibody products. Genentech, Inc. is developing an antagonist to vascular endothelial growth factor ("VEGF"). Other companies are seeking to develop other types of angiogenesis inhibitors, which are in the very early stages of development. Lastly, there may be other angiogenesis inhibitors and heparin neutralizers of which the General Partner is unaware.

	       Given the current, significant financial constraints faced by the Partnership, see "Recent Developments - Termination of Research and Marketing Programs" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", most if not all of the competitors of the Partnership have significantly greater financial resources, more extensive research and development capabilities and greater marketing and human resources than either Repligen or the Partnership. Some companies have a competitive advantage over the Partnership because of greater potential funding for research and development and more established drug manufacturing capabilities and distribution channels.


                             Government Regulation

               The development and commercialization of the rPF4-related technology is subject to extensive regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, the development and commercialization of the rPF4-related technology is subject to rigorous regulation by the FDA, and other Federal, state and local agencies governing, among other things, research and development activities and the testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the rPF4-related technology and products derived therefrom. Further, additional government regulation may be established which could affect regulatory approval of such products.

               The standard process required by the FDA before a pharmaceutical agent may be marketed as a drug in the United States includes
(i) preclinical laboratory and animal tests, (ii) submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the agent in its intended indication, (iv) submission to the FDA of a New Drug Application ("NDA") with respect to prospective drugs and a Product License Application ("PLA") with respect to biologics and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the prospective drug or biologic. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with FDA good manufacturing practices as appropriate for production.

               Clinical trials are typically conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the agent to humans, the agent is tested for safety (adverse effects), dosage tolerance
and metabolism.    Phase II involves studies in a limited patient population
to (i) assess the effectiveness of the agent for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When an agent is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Partnership's products subject to such testing.

               The process of completing clinical testing and obtaining FDA approval for a new human drug or biologic is likely to take a number of years and require the expenditure of substantial resources. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the products.


                                Human Resources

               The Partnership and the General Partner do not have any full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

               The Partnership does not own or lease any real property. The Partnership's business had been conducted by Repligen in its administrative, laboratory and production space at One Kendall Square in Cambridge, Massachusetts pursuant to the Development Agreement. Effective June 1, 1996, Repligen relocated its administrative, laboratory and production activities to 117 Fourth Avenue, Needham, Massachusetts.

               Under the Development Agreement, Repligen has an indefinite obligation to store, preserve and maintain all materials, documents and other records (including certain physical, chemical and biological specimens) relating to the rPF4-related technology and make same reasonably available to the Partnership, its representatives and any third-party licensees or successors in interest thereto. Repligen's ability to comply with these obligations may be limited by its available financial and other resources.

ITEM 3.LEGAL PROCEEDINGS

               None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders of the Partnership through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1995.





                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
	COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               No public or other market exists or will develop for the Units or the Interests. Neither the Units nor the Interests are transferable without the consent of the General Partner and satisfaction of certain other conditions contained in Article 8 of the Partnership Agreement.

               The following information relates to the ownership of Units and Interests as of December 31, 1995.

                Title of Class                      Number of Record Holders
		--------------                      ------------------------

General Partner Interest                                      One
Class A Limited Partnership Units/Interests                   887
Class B Limited Partnership Units/Interests                   One


               There have been no distributions to the partners to date. Distributions in the future, if any, will be made by the Partnership to the partners as soon as practicable after the end of any fiscal quarter, in proportion to the partners' respective capital accounts as of the end of such quarter. Distributable cash, which must be distributed to the partners, is generally defined as the excess of cash revenues over certain expenditures and other amounts determined by the General Partner to be necessary for the proper operation of the Partnership's business. The capital account of each partner will be increased by such partner's cash contributions (net of selling commissions, investment banking fees, warrant valuation fees and financial advisory fees allocated to the partner) to the Partnership decreased by the amount of any cash distribution and the fair market value of other property from the Partnership to such partner, and increased or decreased by such partner's allocation of the net gain or loss of the Partnership for federal income tax purposes ("Profits" and "Losses", respectively). Partnership profits and losses are allocated 99% to the Limited Partners (pro rata to their capital accounts) and 1% to the General Partner.

               Neither the General Partner's interest nor, to the best of the General Partner's knowledge, any Limited Partner's Unit/Interest: (i) is subject to any outstanding options or warrants to purchase, or securities convertible into, any equity interest of the Partnership; (ii) could currently be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or is subject to agreement by the Partnership to be registered under the Securities Act of 1933 for sale by security holders; or (iii) is being, or has been publicly proposed to be, publicly offered by the registrant.


ITEM 6. SELECTED FINANCIAL DATA

               The selected consolidated financial data presented below have been derived from the Partnership's audited financial statements for each year in the three year period ended December 31, 1995. The information presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes set forth in Items 7 and 8 of this Annual Report on Form 10-K.


		     REPLIGEN CLINICAL PARTNERS, L.P.

			  SELECTED FINANCIAL DATA

                                           Year Ended              Year Ended              Year Ended
                                       December 31, 1995       December 31, 1994       December 31, 1993
				       -----------------       -----------------       -----------------
Operating Statement Data:
      Total revenues..............        $    81,963             $    28,256            $     59,404
					  -----------             ------------           ------------
      Total expenses..............          4,460,683               8,392,516              13,910,201
      Net loss....................        $(4,378,720)            $(8,364,260)           $(13,850,797)
					  ===========             ===========            ============


								       December 31,
							 -----------------------------------------
							   1995           1994            1993
							   ----           -----           -----
Balance Sheet Data:
     Cash and cash equivalents......                      $798,352        $53,146        $252,196
     Total assets...................                       810,313        128,122         391,438
     Partners' capital (deficit)....                       753,932     (6,658,893)     (9,699,640)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               Results of Operations

               The Partnership's sole source of revenue for the years ended December 31, 1995 and 1994 was interest income earned on capital contributions prior to disbursement for Partnership activities. Interest income for the year ended December 31, 1995 was $82,000 as compared to $28,000 in the comparable fiscal 1994 period. The increase in investment income in fiscal 1995 was due to the receipt of the final installments of capital contributions from the partners and an increase in available funds for investment.

               Total research and development expenses for the year ended December 31, 1995 were $3,788,000 as compared to $7,141,000 in the comparable fiscal 1994 period. The decrease in research and development expenses reflects a reduction in the rate of expenditures by Repligen Corporation (Repligen) under the Development Agreement and an absorption of a portion of these expenditures by Repligen. Repligen incurred approximately $324,000 and $1,341,000 of research and development costs related to the Research Program in the year ended December 31, 1995 and 1994, respectively, which were not billed to the Partnership and were absorbed by Repligen based on Repligen's decision to fund a portion of the Research Program out of its cash reserves.

               For the year ended December 31, 1995, general and administrative expenses were $509,000 as compared to $858,000 in the comparable fiscal 1994 period. The decrease in general and administrative expenses in the fiscal 1995 period primarily reflects decreased management fees paid to Repligen under the Development Agreement as a result of the reduction in the rate of expenditures by Repligen and Repligen's absorption of certain costs. The Partnership paid Repligen a management fee equal to 10% of total research and development expenses.

               Interest expense for the year ended December 31, 1995 was $164,000 as compared to $393,000 in the comparable fiscal 1994 period. Interest expense for 1995 and 1994 represents interest payable on the $4,620,000 loan from Repligen. Interest expense for 1993 represents interest payable on the $4,620,000 loan from Repligen, as well as three months of interest on the present value of a nonrefundable retainer paid in March 1993.

               Capital Resources and Liquidity

               The Partnership's primary source of funding and capital resources has been the capital contributions made by the limited partners and General Partner, which have totaled approximately $40,582,000 since inception. Of this total, approximately $11,792,000, $11,375,000, $10,354,000 and
$7,061,000 were received during 1995, 1994, 1993 and 1992, respectively. During 1995 and 1994, the Partnership wrote off approximately $1,637,000 and $3,325,000 of notes receivable, respectively, relating to limited partnership units which were foreclosed for failure to pay their installments. As of March 31 , 1997, 711 1/2 of the original 900 Class A Units were outstanding.

               As of December 31, 1995 and 1994, the Partnership owed Repligen approximately $2,000 and $2,109,000, respectively, for amounts due under the Development Agreement and interest relating to the note payable. In addition, as of December 31, 1994, the Partnership owed Repligen a note payable of $4,620,000 as a result of a loan from Repligen to the Partnership to fund certain organization and syndication costs. The note evidencing such loan was secured by a pledge of the notes receivable from the partners, bearing interest at 8.5% payable annually in arrears. The note and accrued interest was paid in May 1995 upon receipt of proceeds from the Investor Notes.

               During 1995, 1994, 1993 and 1992, the Partnership made payments to Repligen of approximately $6,160,000, $11,500,000, $9,243,000 and
$5,345,000, respectively, for research and development activities, management fees and interest due under the Development Agreement. In 1993, the Partnership also paid Repligen a one-time nonrefundable fee of $1,750,000 as reimbursement for research and development related to the technology developed by Repligen prior to the formation of the Partnership.

               Until the termination of the Research Program and the Marketing Program in March 1996, the primary use of the Partnership's capital resources had been to fund the Research Program. From its inception to December 31, 1995, the Partnership incurred aggregate expenses of approximately $34,935,000 versus approximately $38,645,000 anticipated at the inception of the Partnership. The difference is due primarily to a change in the manufacturing process of rPF4 and the need to conduct multiple clinical trials, offset by reductions in research and development activities over the 1995 fiscal year and Repligen's decision to absorb $1,665,000 of research and development costs related to the Research Program.

               The Partnership anticipated that an additional investment of at least $50,000,000 would be needed to complete the remainder of the Research Program, to obtain all FDA and other regulatory approvals and to commence sales of any rPF4-based products. In March 1996, Repligen advised the Partnership that it did not currently have nor did it anticipate generating funds sufficient in aggregate amount to finance the remainder of the Research Program and the Marketing Program. As a result, the Board of Directors of the General Partner of the Partnership voted to terminate the Research Program and the Marketing Program. See "Recent Developments - Termination of Research and Marketing Programs." The Partnership is seeking to sell the related technology to third parties and believes that if a buyer is not secured by March 31, 1997, it may have to cease operations.

               Since March 1996, the Partnership has been in discussions with various third parties with respect to a possible sale of, or a potential joint
venture or license relating to, the rPF4-related technology.   Under the terms
of the Limited Partnership Agreement, a transaction constituting a sale, license, assignment or other transfer of "substantially all assets" of the Partnership, or that "materially adversely affects" the Limited Partners, would require the prior consent of the Limited Partners.



ITEM 8. FINANCIAL STATEMENTS

		 Report of Independent Public Accountants

To Repligen Clinical Partners, L.P.:

We have audited the accompanying balance sheets of Repligen Clinical Partners, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Clinical Partners, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Board of Directors of the General Partner of the Partnership have voted to terminate the Research Program and Marketing Program as the Partnership, without additional financing, would not have sufficient funding to complete the Research Program. As a result, the Partnership is seeking to sell the related technology to third parties and believes that if a buyer is not secured by March 31, 1997, it may have to cease operations.
These matters are further discussed in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Boston, Massachusetts,                                    Arthur Andersen, LLP
January 31, 1996, except with respect to the matters discussed in Notes 1, 2, 5 and 6 as to which the date is January 28, 1997.


                       REPLIGEN CLINICAL PARTNERS, L.P.

                                BALANCE SHEETS


                                                                      December 31, 1995       December 31, 1994
								      -----------------       -----------------
ASSETS
Current Assets:
      Cash and cash equivalents..................................               $798,352                 $53,146
      Interest receivable........................................                  1,250                   ---
Other Assets:
 Organization costs, less amortization of $246,351 and
   $182,085 at December 31, 1995 and 1994,                                        10,711                  74,976
respectively.....................................................
										--------                --------
      Total Assets...............................................               $810,313                $128,122
										========                ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current Liabilities:
      Accounts payable and accrued expenses......................                $54,455                 $57,829
      Amounts due to Repligen Corporation........................                  1,926               2,109,186
      Note payable to Repligen Corporation.......................                  ---                 4,620,000
										--------                --------
      Total current liabilities..................................                 56,381               6,787,015


Partners' Capital (Deficit), net:
      Limited partners...........................................                663,024               6,635,244
      General partner............................................                 95,057                 138,844
										--------                --------
                                                                                 758,081               6,774,088
      Less: Notes receivable from partners.......................                 (4,149)            (13,432,981)
										--------                --------
                                                                                 753,932              (6,658,893)
										--------                --------
      Total Liabilities and Partners' Capital (Deficit)..........               $810,313                $128,122
										========                ========

                See accompanying notes to financial statements.



                       REPLIGEN CLINICAL PARTNERS, L.P.

                           STATEMENTS OF OPERATIONS


                                              Year Ended              Year Ended              Year Ended
                                          December 31, 1995       December 31, 1994       December 31, 1993
					  -----------------       -----------------       -----------------
Revenues:
      Interest income................           $    81,963             $    28,256            $     59,404
Expenses:
      Research and development.......             3,788,326               7,141,368              12,083,677
      General and administrative.....               508,733                 858,448               1,425,108
      Interest.......................               163,625                 392,700                 401,416
						 ----------             -----------            ------------
      Total Expenses.................             4,460,684               8,392,516              13,910,201
						 ----------             -----------            ------------
Net loss.............................           $(4,378,721)            $(8,364,260)           $(13,850,797)
						===========             ===========            ============

                See accompanying notes to financial statements.


                       REPLIGEN CLINICAL PARTNERS, L.P.

             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                               Notes
                                            Limited          General         Receivalbe
                                            Partners         Partner       from Partners          Total
					    --------         -------       -------------          -----

Balance, December 31, 1992...........       31,953,004        360,995         (38,487,323)       (6,173,324)
Partner contributions................            ---            ---            10,354,481        10,354,481
Net loss.............................      (13,712,289)      (138,508)              ---         (13,850,797)
					   -----------       --------         ----------        -----------
Balance, December 31, 1993...........       18,240,715        222,487         (28,132,842)       (9,669,640)
Partner contributions................            ---            ---            11,375,007        11,375,007
Write-off of foreclosed units........       (3,324,854)         ---             3,324,854             ---
Net loss.............................       (8,280,617)       (83,643)              ---          (8,364,260)
					   -----------       --------         ----------        -----------
Balance, December 31, 1994...........        6,635,244        138,844         (13,432,981)       (6,658,893)
Partner contributions................            ---            ---            11,791,546        11,791,546
Write-off of foreclosed units........       (1,637,286)         ---             1,637,286             ---
Net loss.............................       (4,334,934)       (43,787)              ---          (4,378,721)
					   -----------       --------         ----------        -----------
Balance, December 31, 1995                 $   663,024       $ 95,057        $     (4,149)      $   753,932
					   ===========       ========        ============       ===========

                See accompanying notes to financial statements.


                       REPLIGEN CLINICAL PARTNERS, L.P.

                           STATEMENTS OF CASH FLOWS


                                                                Year Ended              Year Ended              Year Ended
                                                            December 31, 1995       December 31, 1994       December 31, 1994
							    -----------------       -----------------       -----------------

Cash flows from operating activities:
      Net loss.........................................       $ (4,378,721)           $ (8,364,260)            $(13,850,797)
 Adjustments to reconcile net loss to net cash used
   in operating activities -
      Amortization.....................................             64,265                  64,266                   64,265
      Changes in assets and liabilities -
      Interest receivable..............................             (1,250)                    ---                    4,001
      Accounts payable and accrued expenses............             (3,374)                   (434)                  22,809
      Amounts due to Repligen Coporation...............         (6,727,260)             (3,273,629)               2,708,318
							       -----------             -----------              -----------
      Net cash used in operating activities............        (11,046,340)            (11,574,057)             (11,051,404)
							       -----------             -----------              -----------
Cash flows from financing activities:
      Proceeds from notes receivable from partners.....         11,791,546              11,375,007               10,354,481
							       -----------             -----------              -----------
      Net cash provided by financing activities........         11,791,546              11,375,007               10,354,481
							       -----------             -----------              -----------
Increase (decrease) in cash and cash equivalents.......            745,206                (199,050)                (696,923)
Cash and cash equivalents, beginning of period.........             53,146                 252,196                  949,119
							       -----------             -----------              -----------
Cash and cash equivalents, end of period...............        $   798,352             $   53,146               $  252,196
							       ===========             ===========              ===========


Supplemental disclosure of cash paid for interest......        $   163,625             $   392,700              $   458,410
							       ===========             ===========              ===========
Supplemental schedule of non-cash transactions:
 Write-off of notes receivable from partners for
 foreclosed units......................................        $ 1,637,286             $ 3,324,854              $    ---
							       ===========             ===========              ===========


                See accompanying notes to financial statements.



                       REPLIGEN CLINICAL PARTNERS, L.P.


                         NOTES TO FINANCIAL STATEMENTS

1.  Organization

Repligen Clinical Partners, L.P. (the Partnership) is a Delaware Limited Partnership that was organized on January 9, 1992, and was formed to fund the further development of Repligen Corporation's (Repligen) recombinant platelet factor-4 (rPF4) protein. The Partnership is managed by its general partner, Repligen Development Corporation. In connection with the formation of the Partnership, Repligen granted to the Partnership an exclusive license to all technology and know-how related to the manufacture, use and sale of rPF4 in the United States, Canada and Europe.

On February 28, 1992, the Partnership completed a private placement of (i) 900 Class A units, each unit (a Class A Unit) consisting of one Class A limited partnership interest in the Partnership and a warrant to purchase 2,900 shares of Repligen Common Stock, and (ii) one Class B unit (the Class B Unit) consisting of one Class B limited partnership interest in the Partnership and a warrant to purchase 5,800 shares of Repligen Common Stock. In addition, Repligen issued warrants to the sales agent of the private placement and an affiliate of the agent to purchase 75,050 shares and 13,300 shares, respectively, of Repligen Common Stock. The private placement resulted in net proceeds of approximately $40,312,000 in cash and non-interest bearing notes receivable from partners, of which approximately $35,346,000 has been paid by the Partners, approximately $4,962,000 has been written off due to defaulted units and approximately $4,000 remains outstanding as of December 31, 1995.

In March 1996, Repligen advised the Partnership that it did not currently have nor did it anticipate generating funds sufficient in aggregate amount to finance the remainder of the Research Program and the Marketing Program. The Partnership has incurred significant operating losses since inception and the Board of Directors of the General Partner of the Partnership determined that, without additional financing from Repligen or one or more third parties, the Partnership would not have sufficient funding to complete the Research Program. As a result, the Board of Directors of the General Partner of the Partnership voted to terminate the Research Program and the Marketing Program, and directed that the General Partner market the rPF4-related technology to prospective third-party purchasers, licensors, or joint-venture partners.

2.  Business Operations

The Partnership is currently devoting substantially all of its efforts toward marketing the rPF4 technology to prospective third-party purchasers, licensors or joint-venture partners. The success of such efforts is therefore subject to a number of risks relating to the potential commercial value of the rPF4 technology as well as to the nature and extent of the market for such technology. Such risks include, among other things, competition from substitute products as well as the possible lack of necessary financial resources or technical capabilities of prospective purchasers, licensors or joint venture partners. The success of such efforts is also subject to risks relating to the limited remaining financial resources of the Partnership.

Until the termination of the Research Program and the Marketing Program, the primary use of the Partnership's financial resources had been to fund research and development performed by Repligen under the Partnership's agreement with Repligen and to develop products and receive marketing approval for the sale of such products. Since such termination, the primary use of the Partnership's remaining capital resources has been to market the rPF4 technology to prospective third-party purchasers, licensors or joint-venture partners. Although the Partnership's working capital and capital requirements may change, the General Partner believes that the Partnership will have sufficient funds for these activities until approximately March 1997. It is expected that the additional funds necessary to complete clinical trials, obtain FDA or other regulatory approvals and begin commercialization of rPF4 for any indication will have to be provided by third parties. Under the terms of the Limited Partnership Agreement, any such transaction constituting a sale, license, assignment or other transfer of "substantially all assets" of the Partnership, or that "materially adversely affects" the Limited Partners, would require the prior consent of the Limited Partners. There can be no assurance any purchase, license or joint venture arrangements will be reached with any such third parties on acceptable terms or on a timely basis, if at all. If no such arrangements are reached by approximately
March 31, 1997, the Partnership will be forced to significantly curtail its operations and may be forced to cease operations.

3.  Summary of Significant Accounting Policies

(a)  Basis of Presentation

The Partnership prepares its financial statements on the accrual basis of accounting. The financial statements include only those assets, liabilities, revenues and expenses which relate to the business of the Partnership. Research and development costs were expensed as incurred under the agreements with Repligen.

(b)  Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with original maturities of less than three months at the time of acquisition. Cash equivalents at December 31, 1995 consisted of a money market instrument of $750,000.

(c)  Organization Costs

Costs incurred in connection with the organization of the Partnership are capitalized and are being amortized on a straight-line basis over 48 months.

(d)  Income Taxes

The Partnership does not provide for federal or state income taxes, because no income taxes are payable by the Partnership. Partners are liable for income taxes on their share of the Partnership' taxable income, if any.

4.  Note Payable to Repligen Corporation

In 1992, Repligen loaned the Partnership $4,620,000 to fund certain organization and syndication costs. The note evidencing such loan was secured by a pledge of the notes receivable from partners, bearing interest at 8.5% payable annually in arrears. The note and accrued interest was paid in May 1995 upon the receipt of proceeds from the Investor Notes.

5.  Partners' Capital (Deficit)

(a)  Partner Contributions:

In connection with the sale of the partnership units discussed in Note 1, each limited partner agreed to make future annual installments evidenced by non-interest bearing notes to the Partnership, commencing on March 15, 1993. The total amount due on March 15, 1995, March 15, 1994 and March 15, 1993, was $13,433,000, $12,580,000 and $11,006,000, respectively. During 1995 and 1994, the Partnership wrote off approximately $1,637,000 and $3,325,000, respectively, of notes receivable relating to limited partnership units which were foreclosed for failure to pay either the second, third or fourth installments. As of December 31, 1995, 712 of the original 900 Class A Units were outstanding. Amounts due as of December 31, 1995 under defaulted non-interest bearing notes receivable from certain limited partners were approximately $4,000. Following the subsequent foreclosure by the Partnership
of the defaulted   1/2 limited partnership unit relating to such outstanding
defaulted non-interest bearing notes receivable, as of March 31, 1997 711 1/2 of the original 900 Class A Units were outstanding.

(b)  Syndication Costs:

Syndication costs, including commissions and fees, represent costs incurred in raising capital for the Partnership and have been reflected as a reduction to Partners' capital.

(c)  Partnership Allocation and Distribution:

Profits or losses for each fiscal year of the partnership are allocated 1% to the General Partner and 99% to the limited partners until each Class A limited partner has received distributions equal to its capital contribution, as defined. Profits or losses allocated to the limited partners are allocated pro rata in accordance with their adjusted capital contributions, as defined.

Upon each Class A limited partner receiving distributions equal to their capital contributions, the General Partner will be entitled to 1% of the profits or losses, and the limited partners will be entitled to 99% of the profits or losses. The allocation to the limited partners shall be allocated among the limited partners as follows: 5% to the Class B limited partner and 95% among the Class A limited partners pro rata in accordance with their adjusted capital contributions, as defined.

Losses in excess of the limited partners' capital contribution obligations are allocated to the General Partner.

6.  Related Party Transactions

Under the Development Agreement (the "Development Agreement") with Repligen, the Partnership reimbursed Repligen for research and development costs incurred under the Development Agreement, plus paid a management fee equal to 10% of such costs. The Partnership also paid, in February 1993, a one-time nonrefundable fee of $1,750,000 as reimbursement for research and development related to the licensed technology performed by Repligen prior to the formation of the Partnership. During 1995, the Partnership incurred research and development expenses of approximately $3,763,000 and general and administrative expenses of approximately $376,000 related to the management fee due under the Development Agreement. Approximately $2,000 of these amounts has been included in amounts due to Repligen Corporation in the accompanying 1995 balance sheet. Repligen incurred in 1995 and 1994 approximately $324,000 and $1,341,000, respectively, of research and development costs related to the rPF4 program, which were not billed to the Partnership and were absorbed by Repligen based on their decision to fund a greater portion of the program out of their cash reserves. Included in the accompanying statements of operations for 1994 and 1993 are research and development expenses of approximately $7,122,000 and $12,060,000, respectively, recognized pursuant to the Development Agreement, and general and administrative expenses of approximately $712,000 and $1,206,000, respectively, relating to the management fee.

Prior to the end of each quarter of each year, the General Partner of the Partnership reviewed the progress of the Partnership's Research Program and Marketing Program during the preceding three-month period to determine whether the continuation of all or any part thereof was in the best interest of the limited partners of the Partnership. If, at any time, the Board of Directors of the General Partner determined that the Research Program and Marketing Program were infeasible or uneconomic and should be discontinued or otherwise determined that the Research Program and Marketing Program should be discontinued, or if the Board of Directors of the General Partner determined not to contribute the additional funds to the Partnership which were determined to be required when all Partnership funds had been expended and no FDA marketing approval had been received for any product developed by the Partnership, the Research Program and the Marketing Program under the Development Agreement would terminate.

In the course of the Board of Directors' reviews of the Research Program in the first quarters of 1994 and 1995, and prior to the due dates of the third and fourth installment payments, respectively, from the Limited Partners under the Investor Notes, PaineWebber Development Corporation engaged the services of independent consultants, who provided favorable evaluations of the technical prospects of the rPF4-related technology. In March 1996, Repligen advised the Partnership that it did not currently have nor did it anticipate generating funds sufficient in aggregate amount to finance the remainder of the Research Program and the Marketing Program. The Board of Directors of the General Partner of the Partnership determined that, without additional financing from Repligen or one or more third parties, the Partnership would not have sufficient funding to complete the Research Program. As a result, the Board of Directors of the General Partner of the Partnership voted to terminate the Research Program and the Marketing Program in March 1996, and directed that the General Partner market the rPF4 technology to prospective third-party purchasers, licensors, or joint-venture partners.

In connection with the initial capitalization of the Partnership, Repligen issued warrants to purchase Repligen Common Stock to the limited partners of the Partnership (the Original Warrants). In June 1994, Repligen completed an exchange pursuant to which a majority of the holders of Original Warrants exchanged their Original Warrants for new warrants ( the Exchange Warrants). Subsequently, in March 1995, Repligen offered to modify the majority of the remaining Original Warrants and the Exchange Warrants. Each holder of an outstanding warrant who was not in default under its obligations to the Partnership was free to accept or reject such modifications. As of December 31, 1995, holders of 620 1/2 of the 712 non-defaulted Class A Units, the holder of the Class B Unit and the holder of the Fund Warrant had accepted the modifications. Accordingly, as of December 31, 1995, there were issued and outstanding Original Warrants to purchase 75,400 shares of Repligen Common Stock, modified Original Warrants to purchase 163,850 shares of Repligen Common Stock, Exchange Warrants to purchase 189,950 shares of Repligen Common Stock and modified Exchange Warrants to purchase 1,654,700 shares of Repligen Common Stock. Following the close of the Partnership's 1995 fiscal year, the Partnership foreclosed on an additional defaulted 1/2 Class A Unit, so that as of March 31, 1997, holders of 620 of the 711 1/2 non-defaulted Class A Units had accepted the modifications, and there were issued and outstanding Original Warrants to purchase 75,400 shares of Repligen Common Stock, modified Original Warrants to purchase 163,850 shares of Repligen Common Stock, Exchange Warrants to purchase 189,950 shares of Repligen Common Stock and modified Exchange Warrants to purchase 1,653,250 shares of Repligen Common Stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE
         REGISTRANT


Name                                  Age      Position                                   Position Held Since
----                                  ---      --------                                   -------------------

Sandford D. Smith+                    48       President and Director                            1992
Leslie Hudson, Ph.D.+                 49       Director                                          1995
Joan L. Strauss+                      40       Director                                          1995
Sydney E. Salmon, M.D.                59       Director                                          1992
Stephen W. Webster                    35       Director                                          1994
Elise Wang+                           36       Director                                          1993
Peter N. Reikes*                      36       Director                                          1996
Avery W. Catlin+                      47       Vice President, Secretary, Treasurer              1995
Theodore E. Maione, Ph.D.*            40       President, Secretary, Treasurer                   1996

*Appointed subsequent to the Partnership's year end.
+Resigned subsequent to the Partnership's year end.


Sandford D. Smith joined Repligen in October 1986 as President, Chief Executive Officer and Director. Previously, Mr. Smith was employed by Bristol-Myers Company from 1977 to 1986 in various executive positions.
During his last two years at Bristol-Myers, he served as Vice President of Corporate Development and Planning for the United States Pharmaceutical and Nutritional Group of Bristol-Myers Company. From 1981 to 1985, Mr. Smith served in various general management capacities of Bristol-Myers subsidiaries in Japan, Korea and Indonesia, and previously was Director of Operations for Canada and the Asian division of Bristol-Myers International Group. He joined Bristol-Myers in 1977 as Director of International Finance in the Corporate Finance Group. Prior to joining Bristol-Myers, Mr. Smith held the position of Group Vice President in the Multinational Banking Group of Manufacturers Hanover Trust Company where he was responsible for global account management for the healthcare and pharmaceutical banking sectors. Mr. Smith serves on the boards of several private healthcare companies. Subsequent to the Partnership's year end, Mr. Smith left Repligen to pursue other interests and resigned as President and Director of the Partnership.

Dr. Leslie Hudson joined Repligen in December 1994 as Executive Vice President and Chief Operating Officer. Prior to joining Repligen, he was Vice President for Discovery Research and Director of the Cancer and Hyperproliferative Disease Therapeutics Area at Glaxo Research Institute, Research Triangle Park, North Carolina. Previously, he held posts as Director of the Division of Cellular and Molecular Sciences at Glaxo Research and Development Ltd., in the United Kingdom. Subsequent to the Partnership's year end, Dr. Hudson left Repligen to pursue other interests and resigned as a Director of the Partnership.

Joan L. Strauss joined Repligen in November 1991 as Manager, Business Development. She is currently Vice President, Business Development. Previously, Ms. Strauss was employed by Genetics Institute, Inc. from 1987 to 1991 as Project Manager and Business Development Manager. Subsequent to the Partnership's year end, Ms. Strauss left Repligen to pursue other interests and resigned as a Director of the Partnership.

Dr. Sydney E. Salmon currently serves as Professor of Medicine and Director, Arizona Cancer Center at the University of Arizona College of Medicine. Dr. Salmon has been employed by the University of Arizona College of Medicine since 1972.

Peter N. Reikes joined PaineWebber Incorporated in 1985 and is currently a Managing Director in the Investment Banking Division covering the health care industry.

Stephen W. Webster joined PaineWebber Incorporated in 1987 and is currently First Vice President in the Investment Banking Division covering the health care industry.

Elise J. Wang joined PaineWebber Incorporated in September 1987 and is currently Vice President, Research covering the health care industry. Subsequent to the Partnership's year end, Ms. Wang resigned as a Director of the Partnership.

Dr. Theodore E. Maione joined Repligen in May 1985. He is currently Vice President, Research. Previously, Dr. Maione served as Vice President, Biochemistry from January 1994 to July 1994, as Senior Director, Protein Therapeutics from January 1993 to January 1994, as Director, Protein Therapeutics from January 1992 to January 1993, and as Principal Investigator prior to 1992.


ITEM 11.  EXECUTIVE COMPENSATION

The General Partner receives no compensation for performing its duties under the Partnership Agreement. It will receive only its pro rata share of Partnership distributions and distributions upon the liquidation of the Partnership and reimbursement for its expenditures for the payment of properly incurred Partnership obligations. The General Partner has the right to enter into contracts with the Partnership. See the Partnership Agreement referenced hereto as Exhibit 3.1. No director or officer of the General Partner receives compensation from the Partnership.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of


                                  Name and Address of                     Amount and Name of            Percent
Title of Class                    Beneficial Owner                        Beneficial Ownership          of Class
--------------                    -------------------                     --------------------          ---------

				  Repligen Development Corporation        One General Partner
General Partner Interest          117 Fourth Avenue                       Interest                        100.00%
				  Needham, Massachusetts 02194

Class A Limited                   PaineWebber R&D Partners III, L.P.      133 Class A Limited
   Partnership Interests          1285 Avenue of the Americas             Partnership Interests            16.40%
				  New York, New York  10019

				  PaineWebber Development
Class B Limited                   Corporation                             One Class B Limited             100.00%
Partnership Interests             1285 Avenue of the Americas             Partnership Interest
                                  New York, New York  10019


Exclusive management and control of the Partnership's business is vested in Repligen Development Corporation, the General Partner of the Partnership. Information regarding security ownership of the directors, all directors and officers as a group, and the General Partner as of December 31, 1995 is as follows:

                                  Name and Address of               Amount and Name of          Percent
Title of Class                    Beneficial Owner                  Beneficial Ownership       of Class
--------------                    --------------------              --------------------       --------

                                  Sandford D. Smith
Class A Limited                   Repligen Corporation              One Class A Limited       Less than
   Partnership Interests          117 Fourth Avenue                 Partnership Interest      1%
                                  Needham, Massachusetts 02194

Class A Limited                   Sydney E. Salmon                  One-Half  Class A         Less than
   Partnership Interests          2121 Camino El Ganado             Limited Partnership       1%
                                  Tucson, Arizona                   Interest

                                  Theodore E. Maione                One-Half Class A
Class A Limited                   Repligen Corporation              Limited Partnership       Less than
   Partnership Interests          117 Fourth Avenue                 Interest                  1%
                                  Needham, Massachusetts 02194




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until January and March 1996, respectively, Dr. Hudson and Mr. Smith were officers of Repligen. During 1992, the Partnership entered into certain agreements with Repligen, the summarized contents of which are set forth in
Item 1, "Business". During 1993, the Partnership made payments totaling approximately $10,993,000 to Repligen and incurred charges of $12,060,000 for research and development activities performed by Repligen and $1,206,000 for management fees under the Development Agreement. During 1994, the Partnership made payments totaling approximately $11,500,000 to Repligen and incurred charges of approximately $7,122,000 for research and development expense and $712,000 for management fees under the Development Agreement. During 1995, the Partnership made payments totaling approximately $6,160,000 to Repligen and incurred charges of approximately $3,763,000 for research and development expense and $376,000 for management fees under the Development Agreement. In connection with the Offering, Repligen loaned to the Partnership $4,620,000 to fund certain organization and syndication costs. The note evidencing such loan was secured by a pledge of the Investor Notes, bearing interest at 8.5% payable annually in arrears The note and accrued interest was paid in May 1995. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Mr. Reikes, Ms. Wang and Mr. Webster are officers of PaineWebber Incorporated. Subsequent to the Partnership's year end, Ms. Wang resigned as a Director of the Partnership. Pursuant to an agreement among Repligen Development Corporation, the Partnership and an affiliate of PaineWebber Incorporated (the "Sales Agent"), Units were offered and sold on a "best efforts" basis exclusively through the Sales Agent. In consideration, the Sales Agent received from the Partnership selling commissions of six percent (6%) of the gross proceeds received by the Partnership and a Financial Advisory and Marketing Fee of three percent (3%) of the gross proceeds received by the Partnership, with certain exceptions and a warrant valuation fee equal to one percent (1%) of the gross proceeds received by the Partnership. As a consequence, the Partnership paid to the Sales Agent $2,251,500 for selling commissions, $1,150,500 in financial advisory and marketing fees and $383,500 with respect to warrant valuation fees. In addition, the Partnership paid the Sales Agent approximately $685,000 as reimbursement for the Sales Agent's expenses related to its sales of Units. The Partnership paid no selling commissions or financial advisory and marketing fees on the purchase by the Fund of Units. PaineWebber R&D Partners, L.P. received, in consideration of its commitment to purchase 133 Units, an additional warrant to purchase 13,300 shares of Repligen stock. In addition, Repligen issued the Incentive Warrant to PaineWebber Incorporated as compensation for the services provided by an affiliate of PaineWebber Incorporated as Sales Agent in connection with the Offering. . In connection with the 1994 exchange offer, PaineWebber Incorporated has agreed to act as the Information Agent and provide a valuation of the Exchange Warrants for a flat fee of $250,000 payable by Repligen.



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) The following documents are filed as part of this Annual Report on
	   Form 10-K.

14(a)(1)   Financial Statements:

	   Included in Part II of this Annual Report on Form 10-K.

	   Financial statement schedules have not been included because they are not applicable or the information is included in financial statements or notes thereto.

14(a)(3)   Exhibits.

	   The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

+3.1 Agreement of Limited Partnership, dated as of January 9, 1992, among Repligen Development Corporation, a Delaware corporation and those persons admitted to the Partnership as Additional Limited Partners (filed as Exhibit 3.1 to Repligen Clinical Partners, L.P.'s General Form for Registration of Securities on Form 10 and incorporated by reference herein).

+9.1 Voting Agreement, dated as of February 2, 1992, between Repligen Corporation and PaineWebber R&D Partners III, L.P. (filed as
	   Exhibit 9.1 to Repligen Clinical Partners, L.P.'s General Form for Registration of Securities on Form 10 and incorporated by reference herein).

+10.1 Amended and Restated Sales Agency Agreement, dated as of February 14, 1992, among Repligen Clinical Partners, L.P., Repligen Corporation and PaineWebber Development Corporation (filed as
	   Exhibit 10.1 to Repligen Clinical Partners, L.P.'s General Form for Registration of Securities on Form 10 and incorporated by reference herein).

+10.2 Product Development Agreement, dated as of February 2, 1992, between Repligen Corporation and Repligen Clinical Partners, L.P. (filed as Exhibit 10.2 to Repligen Clinical Partners, L.P.'s General Form for Registration of Securities on Form 10 and incorporated by reference herein).

+10.3 Purchase Agreement, dated as of February 2, 1992, between Repligen Corporation and each of the Limited Partners of Repligen Clinical Partners, L.P. (filed as Exhibit 10.3 to Repligen Clinical Partners, L.P.'s General Form for Registration of Securities on Form 10 and incorporated by reference herein).

+10.4 Amendment No. 1 to the Product Development Agreement, Purchase Agreement and Schedules I and II thereto, dated as of February 14, 1992, among Repligen Corporation, Repligen Clinical Partners, L.P. and each of the limited partners of the Partnership (filed as Exhibit 10.4 to Repligen Clinical Partners, L.P.'s General Form for Registration of Securities on Form 10 and incorporated by reference herein).

Item 14(b) Reports on Form 8-K

No current reports on Form 8-K were filed by the Partnership during the last quarter of the period covered by this report.

+Previously filed.


                                  SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	      REPLIGEN CLINICAL PARTNERS, L.P.
	      By:  REPLIGEN DEVELOPMENT CORPORATION
			 General Partner


	      By: /s/ Theodore E. Maione
	      -------------------------------------------------------------
	      Theodore E. Maione, Ph.D., President, Secretary and Treasurer


Date: March 31, 1997


                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Theodore E. Maione, Ph.D., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                  Title                                Date
----------                  -----                                ----

/s/ Peter N. Reikes         Director                             March 31, 1997
------------------------
Peter N. Reikes

/s/ Sydney S. Salmon        Director                             March 31, 1997
------------------------
Sydney S. Salmon, Ph.D.

/s/ Stephen W. Webster      Director                             March 31, 1997
------------------------
Stephen W. Webster

/s/ Theodore E. Maione      President, Secretary and Treasurer   March 31, 1997
------------------------    (Principal Financial and
Theodore E. Maione, Ph.D.    Accounting Officer)