Form 10-K405
period 1996-12-31
REPLIGEN CLINICAL PARTNERS LP
filed 1997-10-09
CIK 885434

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------
                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                      OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    -------------

                       Commission file number:  0-21700

                       REPLIGEN CLINICAL PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)


                  Delaware                                    04-3140576
              ----------------                               ------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

              117 Fourth Avenue                                 02194
           Needham, Massachusetts                             (Zip Code)
              ----------------                               ------------
  (Address of principal executive officers)

                             ---------------------
      Registrant's telephone number, including area code:  617-449-9560

         Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
             Title of each class                        on which registered
              ----------------                               ------------
                    None                                         None
                             ---------------------

            Securities registered pursuant to Section 12(g) of the Act:

                        Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               ------

State the aggregate market value of Limited Partnership Interests held by non-affiliates of the registrant: There is no market for either the Units or the Limited Partnership Interests.

===============================================================================


                                    PART I

ITEM 1:  BUSINESS


                                 INTRODUCTION

               Repligen Clinical Partners, L.P. (the "Partnership") was formed in January 1992 under the laws of the State of Delaware. The Agreement of Limited Partnership, dated as of January 9, 1992 (the "Limited Partnership Agreement"), was entered into by and among Repligen Development Corporation (the "General Partner"), a wholly owned subsidiary of Repligen Corporation ("Repligen"), and the purchasers of Class A Units (as defined below)(the "Class A Limited Partners") and the purchaser of a Class B Unit (as defined below) (the "Class B Limited Partner") issued by the Partnership (the Class A Limited Partners and the Class B Limited Partner are hereinafter collectively referred to as the "Limited Partners"). On February 28, 1992, the Partnership completed a private offering (the "Offering") of (i) 900 Class A Units (each a "Class A Unit"), each Class A Unit consisting of one Class A limited partnership interest in the Partnership and a warrant (each a "Limited Partner Warrant" and collectively the "Limited Partner Warrants") to purchase 2,900 shares of Repligen's $0.01 par value per share common stock ("Repligen Common Stock") and (ii) one Class B Unit (the "Class B Unit") consisting of one Class B limited partnership interest in the Partnership and a warrant to purchase 5,800 shares of Repligen Common Stock (the "Class B Warrant"). In addition, Repligen issued a warrant to purchase 13,300 shares of Repligen Common Stock (the "Fund Warrant") to PaineWebber R&D Partners III, L.P. (the "Fund") in consideration for the Fund's commitment to purchase 133 Units, and a warrant to purchase 75,050 shares of Repligen Common Stock (the "Incentive Warrant") to PaineWebber Incorporated as compensation for the services provided by an affiliate of PaineWebber Incorporated as Sales Agent in connection with the Offering. The Limited Partner Warrants, the Class B Warrant and the Fund Warrant are herein collectively referred to as the "Original Warrants", the Class A limited partnership interests and the Class B limited partnership interest are herein collectively referred to as "Limited Partnership Interests" and the Class A Units and Class B Unit are herein collectively
referred to as "Units."   The private placement resulted in net proceeds of
approximately $40,312,500 in cash and non-interest bearing notes receivable from the Limited Partners (the "Investor Notes"), which were payable in annual installments through March 15, 1995.


                              RECENT DEVELOPMENTS

               Termination of Research and Marketing Programs

               At a regular quarterly meeting of the board of directors (the "Board of Directors") of the General Partner held on March 8, 1996, the Board of Directors reviewed the then-current status of the research and development program (the "Research Program") being conducted by Repligen pursuant to a Product Development Agreement dated February 28, 1992 between Repligen and the Partnership (the "Development Agreement"), the prospects for the successful commercialization of the Background Technology (as defined in the Development Agreement) (the "rPF4-related technology") and the financial resources necessary to support such commercialization, as well as the financial resources available to Repligen and the Partnership. The Board of Directors and the Repligen representatives present at the meeting agreed that at least $50 million in additional funds would be required to complete the Research Program and commence the sale of products derived from the rPF4-related technology as provided in the Development Agreement (the "Marketing Program"). The Board of Directors noted that the remaining cash resources of the Partnership at that time totaled approximately $385,000.

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



                Current Status of the rPF4 Development Program

               The Research Program was terminated by the Board of Directors on March 8, 1996. See "Recent Developments - Termination of Research and Marketing Programs" above. The following table summarizes the status of the Research Program as of December 31, 1996.

                    Indication/Application                           Phase                Status
--------------------------------------------------------        --------------   ------------------------
General:
      Normal Volunteer                                              Phase I        Enrollment Complete *

Cardiac Surgical:
      Heparin Neutralization - Cardiac Catherization                Phase II             Complete
      Heparin Neutralization - Cardiac Bypass Surgery               Phase I              Complete
                                                                   Phase I/II       Enrollment Complete

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

      Colon Cancer                                                  Phase I         Enrollment Complete

      Malignant Melanoma/Renal Cell Carcinoma                       Phase I         Enrollment Complete

      Glioma (brain cancer)                                        Phase I/II             Closed

* Subsequent to December 31, 1996, final study documentation for this trial has been prepared.


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

               In March 1993, Repligen began a Phase I clinical trial of rPF4 in cardiac catheterization patients to evaluate its safety. The results of the study were reported at the annual meeting of the American Heart Association in November 1993 and demonstrated that rPF4 safely reversed the anticoagulant effects of heparin in this patient population. Results of the study were published in the journal Circulation in April 1995. In November 1993, Repligen initiated a double-blind, multi-center Phase II clinical trial to evaluate the efficacy of rPF4 for the reversal of the anticoagulant effects of heparin in cardiac catheterization patients in comparison to protamine.
The results of this study were presented at the annual meeting of the American Heart Association in November 1995 and published in the journal Circulation in November 1996. These safety data supported continued clinical development of rPF4 for use in cardiac bypass surgery. Repligen also initiated a Phase I/II clinical study for the use of rPF4 in cardiopulmonary bypass graft surgery patients in May 1994. Patient enrollment for this trial was completed in the first half of 1996. As of March 31, 1997, the preliminary results of this study confirmed the safety and efficacy of rPF4 in this patient population.

               Cancer Applications

               At the time of the Offering, the General Partner believed that rPF4's ability to inhibit the process of new blood vessel growth (angiogenesis) represented a novel approach to inhibiting the growth of solid tumors and that rPF4 may be an effective therapy for a variety of cancers. Solid tumor development is a complex process that requires the establishment and expansion of a blood vessel network through angiogenesis. As a tumor grows beyond microscopic size, passive diffusion from neighboring tissue is no longer sufficient to meet the nutritional demands of the tumor, and direct access to capillaries or blood vessels becomes necessary. While the exact process of angiogenesis is not fully understood, it is believed that new blood vessels form in response to growth factors that stimulate endothelial cells (blood vessel lining cells). Angiogenic growth factors are released by neighboring tissues that need additional blood supply or by cancer cells.
Once stimulated by these growth factors, the endothelial cells proliferate and migrate to form the framework for new capillaries and blood vessels. The inhibition of angiogenesis could be effective in suppressing the growth and development of solid tumors.

               Cancer is treated primarily with surgeries, chemotherapy and radiation therapy. These treatments often fail to prevent disease progression and spread of cancer and may have serious adverse side effects. By inhibiting the process of angiogenesis, the General Partner believed that rPF4 offered an approach to the treatment of cancer which could be effective in treating a broad spectrum of cancers, since virtually all tumors require angiogenesis in order to survive and grow.

               In preclinical testing using several animal cancer models, Repligen has shown that the administration of rPF4 significantly inhibited the growth of solid tumors by a mechanism that was consistent with its anti-angiogenic activity. The General Partner believes that rPF4 may be useful in retarding the progression of Kaposi's sarcoma ("KS"), an AIDS-associated cancer which produces tumors in the skin and internal organs. In June 1992, Repligen began Phase I clinical trials of rPF4 for treatment of skin lesions of KS patients by intralesional injection. No significant adverse reactions attributable to rPF4 were reported during this safety study and the results of this study were presented at the conference of the American Society of Clinical Oncology in May 1993. In July 1993, Repligen began a Phase II clinical trial of intralesional injection in KS patients. Interim results of this study were reported at the conference of the American Society of Clinical Oncology held in May 1994. Evidence of biologic activity, and no significant adverse reactions to rPF4, were reported. A Phase I/II clinical study of systemic (intravenous) administration of rPF4 to KS patients was initiated in 1994 and enrolled 13 of 18 patients. rPF4 was well tolerated by the patients and some evidence of biological activity was observed. This study was closed prior to completion, on November 29, 1995, due to a lack of financial resources. See "Recent Developments - Termination of Research and Marketing Programs."

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

               Repligen management felt, however, that the then-existing royalty commitments to the Partnership were such that a third party might be unable to realize sufficient return from the commercialization of the rPF4-related technology and that the royalty arrangements would have to be restructured in order to attract such a strategic partner or licensor.

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

               The exercise price under the Exchange Warrants is $9.00 (reduced from $22.73) per share but will increase to $14.00 per share 90 days after Repligen notifies the Warrantholders that the closing price of Repligen Common Stock is equal to or exceeds $18.00 per share for any 20 out of 30 consecutive trading days. The exercise period under the Exchange Warrants expires on March 31, 2000. Those holders of Original Warrants who accepted such exchange offer agreed to a reduction in the royalty rate to 9.00% of Net Revenue from any sales of rPF4 instead of 12.85% of such Net Revenues as initially provided for in the Purchase Agreement. The exchange offer did not modify the royalty rates set forth in the Development Agreement, which were unaffected by the termination of Repligen's Purchase Option. Acceptance of the exchange offer resulted in pro rata reductions in certain other royalties. No vote of the Warrantholders or the Limited Partners was required to accept the exchange offer. Repligen's obligations to pay royalties under the Purchase Agreement expired upon the termination of Repligen's Purchase Option thereunder. See "Recent Developments-- Termination of Research and
Marketing Programs."


                   1995 Evaluation; Warrant Modification

               In March 1995, in conjunction with the Board of Directors' quarterly review of the Research Program, and prior to the due date of the fourth installment payment from the Limited Partners under the Investor Notes, PaineWebber Development Corporation engaged Dr. Gutterman for a second time to update and review his evaluation of the rPF4-related technology. Prior to this review, Repligen had sponsored a study performed at Thomas Jefferson University in Philadelphia, Pennsylvania to develop a pharmacoeconomic analysis of the true incidence and costs of protamine-related adverse events in cardiac surgical applications. Dr. Gutterman's updated evaluation endorsed continued development efforts and the pharmacoeconomic study supported the commercial potential of the rPF4-related technology.

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

               In March 1995, Repligen offered to modify the Original Warrants that remained outstanding and the Exchange Warrants. Each holder of an outstanding Original Warrant or Exchange Warrant who made the fourth installment payment pursuant to the Investor Notes was free to accept or reject the proposed modifications. The modifications provided that the terms of the Original Warrants would be altered so as to be identical to those of the Exchange Warrants when issued in the 1994 Exchange Offer (an extension of the exercise period by one year to March 31, 2000 and a per share exercise price reduced from $22.73 to $9.00, subject to escalation to $14.00 per share 90 days after Repligen notifies holders thereof that the closing price of Repligen Common Stock is equal to or exceeds $18.00 per share for 20 out of 30 consecutive trading days). The exercise price of the Exchange Warrants for the first 1,000 shares of Repligen Common Stock was reduced from $9.00 per share to $2.50 per share, and the exercise price for the remaining 1,900 shares of Repligen Common Stock exercisable pursuant to the modified Exchange Warrant was reduced from $9.00 per share to $3.50 per share. The exercise price of the modified Exchange Warrants would, however, increase to $8.00 per share 90 days after Repligen notifies holders thereof that the closing price of Repligen Common Stock is equal to or exceeds $12.00 per share for 20 out of 30 consecutive trading days. Lastly, the offer extended the expiration period for Exchange Warrants by one year, to March 31, 2001. The proposed modifications did not include further reductions in any royalty rates payable by Repligen. The difference in treatment between Original Warrants and Exchange Warrants was due to the fact that holders of Original Warrants were those Warrantholders who did not accept the 1994 exchange offer and consequently had a right to receive higher royalty rates than holders of Exchange Warrants.

               As of December 31, 1995, holders of 620 1/2 of the 712 non-defaulted Class A Units, the holder of the Class B Unit and the holder of the Fund Warrant had accepted the modifications. Accordingly, as of December 31, 1995, there were issued and outstanding Original Warrants to purchase 75,400 shares of Repligen Common Stock, modified Original Warrants to purchase 163,850 shares of Repligen Common Stock, Exchange Warrants to purchase 189,950 shares of Repligen Common Stock and modified Exchange Warrants to purchase 1,654,700 shares of Repligen Common Stock. Following the close of the Partnership's 1995 fiscal year, the Partnership foreclosed on an additional defaulted 1/2 Class A Unit, so that as of September 30, 1997, holders of 620 of the 711 1/2 non-defaulted Class A Units had accepted the modifications, and there were issued and outstanding Original Warrants to purchase 75,400 shares of Repligen Common Stock, modified Original Warrants to purchase 163,850 shares of Repligen Common Stock, Exchange Warrants to purchase 189,950 shares of Repligen Common Stock and modified Exchange Warrants to purchase 1,653,250 shares of Repligen Common Stock.


                           Limited Partner Defaults

               Class A Limited Partners owning in the aggregate 50 Class A Units, representing approximately 6 % of the total number of Class A Units then outstanding, failed to make the second installment payment due March 15, 1993 pursuant to their respective Investor Notes. Class A Limited Partners owning in the aggregate 39 Class A Units, representing approximately 5 % of the total number of Class A Units then outstanding, failed to make the third installment payment due March 15, 1994. The Limited Partnership Interests and Original Warrants of each such defaulted Class A Limited Partner were foreclosed upon by the Partnership pursuant to the Limited Partnership Agreement and each such Class A Limited Partner was not eligible to participate in the 1994 exchange offer or the 1995 warrant modification.

               Class A Limited Partners owning in the aggregate 99 1/2 Class A Units, representing approximately 12 % of the total number of Class A Units then outstanding, failed to make the fourth installment payment due March 15, 1995 pursuant to their respective Investor Notes and the Limited Partnership Interests and any Original Warrants and Exchange Warrants held by each such defaulted Class A Limited Partner were foreclosed upon by the Partnership pursuant to the Limited Partnership Agreement, which resulted in a writeoff of approximately $1,630,000 of notes receivable by the Partnership for the fiscal year ended December 31, 1995. As of December 31, 1995, 712 of the original 900 Class A Units were outstanding. Amounts due as of December 31, 1995 under defaulted non-interest bearing notes receivable from certain limited partners were approximately $4,000. Following the subsequent foreclosure by the
Partnership of the defaulted   1/2 limited partnership unit relating to such
outstanding defaulted non-interest bearing notes receivable, as of September 30, 1997 711 1/2 of the original 900 Class A Units were outstanding.


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


                   Patents, Licenses and Proprietary Rights

               The General Partner believes that the proprietary protection of rPF4 has improved since the time of the Offering. At the time of the Offering, patent applications filed by a subsidiary of Bristol-Myers Squibb Company were disclosed as having the ability to potentially block the Partnership's ability to market rPF4. In July 1993, Repligen and Bristol-

Myers Squibb Company entered into an exclusive, worldwide, royalty-free license agreement covering an issued U.S. patent and pending foreign patent applications, the effect of which is to prevent Bristol-Myers Squibb Company from using these patents to block the ability of Repligen to market rPF4 as an anti-cancer agent or as an agent for heparin neutralization. In April 1993, the United States Patent and Trademark Office (the "PTO") issued Repligen a patent covering the use of purified PF4 and rPF4 to neutralize heparin. In February 1994, the PTO issued Repligen a patent for the systemic administration of rPF4 to inhibit tumor growth in patients with metastatic cancer. Patent applications have been filed by Repligen for these uses in Canada, Europe and Japan and certain other uses of rPF4 in the United States, Canada, Europe and Japan. The rights that Repligen may possess with respect to such patents and patent applications within the Territory, as defined in the Limited Partnership Agreement, insofar as they relate to the technology inure to the benefit of the Partnership as holder of the License, as well as to any third-party transferee thereof.


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

ITEM 3. LEGAL PROCEEDINGS

               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of security holders of the Partnership through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1996.



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

               The following information relates to the ownership of Units and Interests as of December 31, 1996.

                Title of Class                      Number of Record Holders
-------------------------------------------         ------------------------
General Partner Interest                                      One
Class A Limited Partnership Units/Interests                   887
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


ITEM 6. SELECTED FINANCIAL DATA

               The selected consolidated financial data presented below have been derived from the Partnership's audited financial statements for each year in the three year period ended December 31, 1996. The information presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes set forth in Items 7 and 8 of this Annual Report on Form 10-K.


                       REPLIGEN CLINICAL PARTNERS, L.P.
                            SELECTED FINANCIAL DATA


                                          Year Ended              Year Ended              Year Ended
                                       December 31, 1996      December 31, 1995       December 31, 1994
                                       -----------------      -----------------       -----------------
Operating Statement Data:
      Total revenues..............             $  14,425            $    81,963             $    28,256
      Total expenses..............               659,094              4,460,684               8,392,516
                                       -----------------      -----------------       -----------------
      Net loss....................             $(644,669)           $(4,378,721)            $(8,364,260)
                                       =================      =================       =================

                                                                   December 31,
                                                      --------------------------------------
                                                        1996          1995           1994
                                                      --------      --------      ----------
Balance Sheet Data:
     Cash and cash equivalents......                  $183,051      $798,352         $53,146
     Total assets...................                   183,051       810,313         128,122
     Partners' capital (deficit)....                   113,412       753,932      (6,658,893)




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               Results of Operations

               The Partnership's sole source of revenue for the years ended December 31, 1996 and 1995 was interest income earned on capital contributions prior to disbursement for Partnership activities. Interest income for the year ended December 31, 1996 was $14,400 as compared to $82,000 in the comparable fiscal 1995 period. The decrease in investment income in fiscal 1996 was due to the decrease in available funds for investment as the Research Program proceeded during the course of the year.

               Total research and development expenses for the year ended December 31, 1996 were $422,000 as compared to $3,788,000 in the comparable fiscal 1995 period. The decrease in research and development expenses reflects a reduction in the rate of expenditures by Repligen Corporation (Repligen) under the Development Agreement and an absorption of a portion of these expenditures by Repligen. Repligen incurred approximately $324,000 and $1,341,000 of research and development costs related to the Research Program in the year ended December 31, 1995 and 1994, respectively, which were not billed to the Partnership and were absorbed by Repligen based on Repligen's decision to fund a portion of the Research Program out of its cash reserves.

               For the year ended December 31, 1996, general and administrative expenses were $236,800 as compared to $509,000 in the comparable fiscal 1995 period. The decrease in general and administrative expenses in the fiscal 1996 period primarily reflects decreased management fees paid to Repligen under the Development Agreement as a result of the reduction in the rate of expenditures by Repligen, offset in part by an increase in direct efforts by Repligen on behalf of the Partnership to identify a new General Partner or licensee to further develop the Partnership's technology. The Partnership paid Repligen a management fee equal to 10% of total direct expenses incurred in this effort.

               No interest expense was realized for the year ended December 31, 1996 as compared to $164,000 in the comparable fiscal 1995 period. Interest expense for 1995 and 1994 represents interest payable on the $4,620,000 loan from Repligen. As this loan was retired during the 1995 fiscal year, no further expense was incurred during 1996.

               Capital Resources and Liquidity

               The Partnership's primary source of funding and capital resources has been the capital contributions made by the limited partners and General Partner, which have totaled approximately $40,582,000 since inception. Of this total, approximately $11,792,000, $11,375,000, $10,354,000 and
$7,061,000 were received during 1995, 1994, 1993 and 1992, respectively. During 1996, 1995 and 1994, the Partnership wrote off approximately $4,000, $1,637,000 and $3,325,000 of notes receivable, respectively, relating to limited partnership units which were foreclosed for failure to pay their installments. As of March 31,1997, 711 1/2 of the original 900 Class A Units were outstanding.

               As of December 31, 1996 and 1995, the Partnership owed Repligen approximately $2,200 and $2,000, respectively, for amounts due under the Development Agreement, interest relating to the note payable and unreimbursed expenses incurred on behalf of the Partnership. In addition, as of December 31, 1994, the Partnership owed Repligen a note payable of $4,620,000 as a result of a loan from Repligen to the Partnership to fund certain organization and syndication costs. The note evidencing such loan was secured by a pledge of the notes receivable from the partners, bearing interest at 8.5% payable annually in arrears. The note and accrued interest was paid in May 1995 upon receipt of proceeds from the Investor Notes.

               During 1996, 1995, 1994, 1993 and 1992, the Partnership made payments to Repligen of approximately $603,000, $6,160,000, $11,500,000, $9,243,000 and $5,345,000, respectively, for research and development activities, management fees, interest due under the Development Agreement and direct expenses incurred on behalf of the Partnership.

               Until the termination of the Research Program and the Marketing Program in March 1996, the primary use of the Partnership's capital resources had been to fund the Research Program. From its inception to December 31, 1996, the Partnership incurred aggregate expenses of approximately $35,594,000 versus approximately $38,645,000 anticipated at the inception of the Partnership. The difference is due primarily to a change in the manufacturing process of rPF4 and the need to conduct multiple clinical trials, offset by reductions in research and development activities over the 1995 and 1996 fiscal years and Repligen's decision to absorb $1,665,000 of research and development costs related to the Research Program, which was impacted in part by the Partnership's inability to collect all partner's contributions.

               The Partnership anticipated that an additional investment of at least $50,000,000 would be needed to complete the remainder of the Research Program, to obtain all FDA and other regulatory approvals and to commence sales of any rPF4-based products. In March 1996, Repligen advised the Partnership that it did not currently have nor did it anticipate generating funds sufficient in aggregate amount to finance the remainder of the Research Program and the Marketing Program. As a result, the Board of Directors of the General Partner of the Partnership voted to terminate the Research Program and the Marketing Program. See "Recent Developments - Termination of Research and Marketing Programs." The Partnership is seeking to sell the related technology to third parties and believes that if a buyer is not secured by December 31, 1997, it may have to cease operations.

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


ITEM 8. FINANCIAL STATEMENTS

                           Report of Independent Public Accountants

To Repligen Clinical Partners, L.P.:

               We have audited the accompanying balance sheets of Repligen Clinical Partners, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the years ended December 31, 1996, 1995 and 1994 These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Clinical Partners, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

               The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. There are substantial doubts about the Partnership's ability to continue as a going concern. As discussed in Note 2 to the financial statements, the Board of Directors of the General Partner of the Partnership have voted to terminate the Research Program and Marketing Program as the Partnership, without additional financing, would not have sufficient funding to complete the Research Program and Marketing Program. As a result, the Partnership is seeking to sell the related technology to third parties. These matters are further discussed in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Boston, Massachusetts,                                     ARTHUR ANDERSEN LLP
September 4, 1997



                       REPLIGEN CLINICAL PARTNERS, L.P.

                                BALANCE SHEETS


                                                                                  December 31,      December 31,
                                                                                      1996              1995
                                                                                  -------------     -------------
ASSETS
Current Assets:
     Cash and cash equivalents...............................................          $183,025          $798,352
     Interest receivable.....................................................                26             1,250

Other Assets:
 Organization costs, less amortization of $257,062 and $246,351 at                           --            10,711
                                                                                       --------          --------
   December 31, 1996 and 1995, respectively..................................

       Total Assets..........................................................          $183,051          $810,313
                                                                                       ========          ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current Liabilities:
     Accounts payable and accrued expenses...................................           $71,649           $54,455
     Amounts due to Repligen Corporation.....................................             2,139             1,926
                                                                                       --------          --------
       Total current liabilities.............................................            73,788            56,381


Partners' Capital (Deficit), net:
     Limited partners........................................................            20,652           663,024
     General partner.........................................................            88,611            95,057
                                                                                       --------          --------
                                                                                        109,263           758,081

     Less: Notes receivable from partners....................................                --            (4,149)
                                                                                       --------          --------
                                                                                        109,263           753,932
                                                                                       --------          --------
       Total Liabilities and Partners' Capital (Deficit).....................          $183,051          $810,313
                                                                                       ========          ========




                See accompanying notes to financial statements.




                       REPLIGEN CLINICAL PARTNERS, L.P.

                           STATEMENTS OF OPERATIONS


                                                          Year Ended       Year Ended       Year Ended
                                                         December 31,     December 31,     December 31,
                                                             1996             1995             1994
                                                         ------------     ------------     ------------
Revenues:
     Interest income.....................                 $  14,425      $    81,963      $    28,256
                                                          ---------      -----------      -----------
Expenses:
    Research and development.............                   422,296        3,788,326        7,141,368
    General and administrative...........                   236,798          508,733          858,448
      Interest...........................                        --          163,625          392,700
                                                          ---------      -----------      -----------
      Total Expenses.....................                   659,094        4,460,684        8,392,516
                                                          ---------      -----------      -----------
Net loss.................................                 $(644,669)     $(4,378,721)      (8,364,260)
                                                          =========      ===========      ===========




                See accompanying notes to financial statements.

                       REPLIGEN CLINICAL PARTNERS, L.P.

             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                               Notes
                                            Limited        General           Receivable
                                           Partners        Partner         from Partners        Total
                                         ------------     ---------        -------------      -----------
Balance, December 31, 1993...........      18,240,715       222,487         (28,132,842)      (9,669,640)
Partner contributions................            --            --            11,375,007       11,375,007
Write-off of foreclosed units........      (3,324,854)         --             3,324,854             --
Net loss.............................      (8,280,617)      (83,643)                 --       (8,364,260)
                                          -----------      --------         -----------      -----------
Balance, December 31, 1994...........       6,635,244       138,844         (13,432,981)      (6,658,893)
Partner contributions................            --            --            11,791,546       11,791,546
Write-off of foreclosed units........      (1,637,286)         --             1,637,286             --
Net loss.............................      (4,334,934)      (43,787)                 --       (4,378,721)
                                          -----------      --------         -----------      -----------
Balance, December 31, 1995...........         663,024        95,057              (4,149)         753,932
Write-off of foreclosed units........          (4,149)           --               4,149                0
Net loss.............................        (638,223)       (6,446)                 --         (644,669)
Balance, December 31, 1996...........     $    20,652      $ 88,611         $        --       $  109,263
                                          ===========      ========         ===========      ===========


                See accompanying notes to financial statements.



                       REPLIGEN CLINICAL PARTNERS, L.P.

                           STATEMENTS OF CASH FLOWS

                                                                      Year Ended         Year Ended         Year Ended
                                                                     December 31,       December 31,       December 31,
                                                                         1996               1995               1994
                                                                    --------------     --------------     --------------
Cash flows from operating activities:
     Net loss...................................................      $(644,669)        $(4,378,721)       $(8,364,260)
     Adjustments to reconcile net loss to net cash used in
       operating activities -
     Amortization...............................................         10,711              64,265             64,266
     Changes in assets and liabilities -
       Interest receivable......................................          1,224              (1,250)                --
       Accounts payable and accrued expenses....................         17,194              (3,374)              (434)
       Amounts due to Repligen Corporation......................            213          (6,727,260)        (3,273,629)
                                                                      ---------         -----------        -----------
     Net cash used in operating activities......................       (615,327)        (11,046,340)       (11,574,057)
                                                                      ---------         -----------        -----------
Cash flows from financing activities:
     Proceeds from notes receivable from partners...............             --          11,791,546         11,375,007
                                                                      ---------         -----------        -----------
     Net cash provided by financing activities..................             --          11,791,546         11,375,007
                                                                      ---------         -----------        -----------
Increase (decrease) in cash and cash equivalents................       (615,327)            745,206           (199,050)
Cash and cash equivalents, beginning of period..................        798,352              53,146            252,196
                                                                      ---------         -----------        -----------
Cash and cash equivalents, end of period........................      $ 183,025         $   798,352        $    53,146
                                                                      =========         ===========        ===========

Supplemental disclosure of cash paid for interest...............      $      --            $163,625        $   392,700
                                                                      =========         ===========        ===========
     Write-off of notes receivable from partners for foreclosed
       units....................................................         $4,149          $1,637,286         $3,324,854
                                                                      =========         ===========        ===========


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

               On February 28, 1992, the Partnership completed a private placement of (i) 900 Class A units, each unit (a Class A Unit) consisting of one Class A limited partnership interest in the Partnership and a warrant to purchase 2,900 shares of Repligen Common Stock, and (ii) one Class B unit (the Class B Unit) consisting of one Class B limited partnership interest in the Partnership and a warrant to purchase 5,800 shares of Repligen Common Stock. In addition, Repligen issued warrants to the sales agent of the private placement and an affiliate of the agent to purchase 75,050 shares and 13,300 shares, respectively, of Repligen Common Stock. The private placement resulted in net proceeds of approximately $40,312,000 in cash and non-interest bearing notes receivable from partners, of which approximately $35,346,000 has been paid by the Partners and approximately $4,966,000 has been written off due to defaulted units.

               In March 1996, Repligen advised the Partnership that it did not currently have nor did it anticipate generating funds sufficient in aggregate amount to finance the remainder of the Research Program and the Marketing Program. The Partnership has incurred significant operating losses since inception and the Board of Directors of the General Partner of the Partnership determined that, without additional financing from Repligen or one or more third parties, the Partnership would not have sufficient funding to complete the Research Program and Marketing Program. As a result, the Board of Directors of the General Partner of the Partnership voted to terminate the Research Program and the Marketing Program, and directed that the General Partner market the rPF4-related technology to prospective third-party purchasers, licensors, or joint-venture partners.

2.    Business Operations

               The Partnership is currently devoting substantially all of its efforts toward marketing the rPF4 technology to prospective third-party purchasers, licensors or joint-venture partners and have been unsuccessful to date. The success of such efforts is therefore subject to a number of risks relating to the potential commercial value of the rPF4 technology as well as to the nature and extent of the market for such technology. Such risks include, among other things, competition from substitute products as well as the possible lack of necessary financial resources or technical capabilities of prospective purchasers, licensors or joint venture partners. The success of such efforts is also subject to risks relating to the limited remaining financial resources of the Partnership.

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

               (b) Cash and Cash Equivalents

               Cash equivalents are short-term, highly liquid investments with original maturities of less than three months at the time of acquisition.
Cash equivalents at December 31, 1996 consisted of a money market instrument of $180,000.

               (c) Organization Costs

               Costs incurred in connection with the organization of the Partnership are capitalized and are being amortized on a straight-line basis over 48 months. As of December 31, 1996, all organization costs have been fully amortized.

               (d) Income Taxes

               The Partnership does not provide for federal or state income taxes, because no income taxes are payable by the Partnership. Partners are liable for income taxes on their share of the Partnership' taxable income, if any.

               (e) Management Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

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

5.    Partners' Capital (Deficit)

               (a) Partner Contributions:

               In connection with the sale of the partnership units discussed in Note 1, each limited partner agreed to make annual installments evidenced by non-interest bearing notes to the Partnership, commencing on March 15, 1993. The total amount due on March 15, 1995, March 15, 1994 and March 15, 1993, was $13,433,000, $12,580,000 and $7,006,000, respectively. During 1996,
1995 and 1994, the Partnership wrote off approximately $4,000, $1,637,000 and $3,325,000, respectively, of notes receivable relating to limited partnership units which were foreclosed for failure to pay either the second, third or fourth installments. As of December 31, 1996, 711 1/2 of the original 900 Class A Units were outstanding.

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

6.    Related Party Transactions

               Under the Development Agreement (the "Development Agreement") with Repligen, the Partnership reimbursed Repligen for research and development costs incurred under the Development Agreement, plus paid a management fee equal to 10% of such costs. During 1996, 1995 and 1994 the Partnership incurred research and development expenses of approximately $422,000, $3,763,000 and $7,122,000, respectively and general and administrative expenses of approximately $236,798, $376,000 and $712,000, respectively related to the management fee due under the Development Agreement. Approximately $2,000 of these amounts has been included in amounts due to Repligen Corporation in the accompanying 1995 balance sheet. Repligen incurred in 1995 $324,000 of research and development costs related to the rPF4 program, which were not billed to the Partnership and were absorbed by Repligen based on their decision to fund a greater portion of the program out of their cash reserves.

               In connection with the initial capitalization of the Partnership, Repligen issued warrants to purchase Repligen Common Stock to the limited partners of the Partnership (the Original Warrants). In June
1994, Repligen completed an exchange pursuant to which a majority of the holders of Original Warrants exchanged their Original Warrants for new warrants ( the Exchange Warrants). Subsequently, in March 1995, Repligen offered to modify the majority of the remaining Original Warrants and the Exchange Warrants. Each holder of an outstanding warrant who was not in default under its obligations to the Partnership was free to accept or reject such modifications. As of December 31, 1996, holders of 620 of the 711 1/2 non-defaulted Class A Units had accepted the modifications, and there were issued and outstanding Original Warrants to purchase 75,400 shares of Repligen Common Stock, modified Original Warrants to purchase 163,850 shares of Repligen Common Stock, Exchange Warrants to purchase 189,950 shares of Repligen Common Stock and modified Exchange Warrants to purchase 1,653,250 shares of Repligen Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.



                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER OF THE
         REGISTRANT


Name                                   Age     Position                              Position Held Since
----                                   ---     --------                              -------------------
Sydney E. Salmon, M.D.                 56      Director                                     1992
Stephen W. Webster                     35      Director                                     1994
Peter N. Reikes                        36      Director                                     1996
Theodore E. Maione, Ph.D.              40      President, Secretary, Treasurer              1996




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

               Stephen W. Webster joined PaineWebber Incorporated in 1987 and is currently a Director in the Investment Banking Division covering the health care industry.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               Information regarding security ownership of all persons known to the Partnership to be the beneficial owners of more than 5% of any class of the Partnership's securities as of December 31, 1996 is as follows:

                                  Name and Address of                     Amount and Name of            Percent
Title of Class                    Beneficial Owner                        Beneficial Ownership          of Class
--------------                    -------------------                     --------------------          --------

                                  Repligen Development Corporation        One General Partner
General Partner Interest          117 Fourth Avenue                       Interest                       100.00%
                                  Needham, Massachusetts 02194

                                  PaineWebber R&D Partners III, L.P.      133 Class A Limited
Class A Limited                   1285 Avenue of the Americas             Partnership Interests           16.40%
  Partnership Interests           New York, New York  10019

                                  PaineWebber Development                 One Class B Limited            100.00%
Class B Limited                   Corporation                             Partnership Interest
  Partnership Interests           1285 Avenue of the Americas
                                  New York, New York  10019


               Exclusive management and control of the Partnership's business is vested in Repligen Development Corporation, the General Partner of the Partnership. Information regarding security ownership of the directors, all directors and officers as a group, and the General Partner as of December 31, 1996 is as follows:

                                  Name and Address of                     Amount and Name of            Percent
Title of Class                    Beneficial Owner                        Beneficial Ownership          of Class
--------------                    -------------------                     --------------------          --------

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



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Until January and March 1996, respectively, Dr. Hudson and Mr. Smith were officers of Repligen. During 1992, the Partnership entered into certain agreements with Repligen, the summarized contents of which are set forth in Item 1, "Business". During 1994, the Partnership made payments totaling approximately $11,500,000 to Repligen and incurred charges of approximately $7,122,000 for research and development expense and $712,000 for management fees under the Development Agreement. During 1995, the Partnership made payments totaling approximately $6,160,000 to Repligen and incurred charges of approximately $3,763,000 for research and development expense and $376,000 for management fees under the Development Agreement. During 1996, the Partnership made payments totaling approximately $603,000 to Repligen and incurred charges of $423,000 for research and development activities performed by Repligen and $237,000 for general and administrative activities. In connection with the Offering, Repligen loaned to the Partnership $4,620,000 to fund certain organization and syndication costs. The note evidencing such loan was secured by a pledge of the Investor Notes, bearing interest at 8.5% payable annually in arrears. The note and accrued interest was paid in May 1995. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

               Mr. Reikes and Mr. Webster are officers of PaineWebber Incorporated. Pursuant to an agreement among Repligen Development Corporation, the Partnership and an affiliate of PaineWebber Incorporated (the "Sales Agent"), Units were offered and sold on a "best efforts" basis exclusively through the Sales Agent. In consideration, the Sales Agent received from the Partnership selling commissions of six percent (6%) of the gross proceeds received by the Partnership and a Financial Advisory and Marketing Fee of three percent (3%) of the gross proceeds received by the Partnership, with certain exceptions and a warrant valuation fee equal to one percent (1%) of the gross proceeds received by the Partnership. As a consequence, the Partnership paid to the Sales Agent $2,251,500 for selling commissions, $1,150,500 in financial advisory and marketing fees and $383,500 with respect to warrant valuation fees. In addition, the Partnership paid the Sales Agent approximately $685,000 as reimbursement for the Sales Agent's expenses related to its sales of Units. The Partnership paid no selling commissions or financial advisory and marketing fees on the purchase by the Fund of Units. PaineWebber R&D Partners, L.P. received, in consideration of its commitment to purchase 133 Units, an additional warrant to purchase 13,300 shares of Repligen stock. In addition, Repligen issued the Incentive Warrant to PaineWebber Incorporated as compensation for the services provided by an affiliate of PaineWebber Incorporated as Sales Agent in connection with the Offering. In connection with the 1994 exchange offer, PaineWebber Incorporated has agreed to act as the Information Agent and provide a valuation of the Exchange Warrants for a flat fee of $250,000 payable by Repligen.



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

 27                   Financial Data Schedule


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


                                        REPLIGEN CLINICAL PARTNERS, L.P.
                                        By:  REPLIGEN DEVELOPMENT CORPORATION,
                                             General Partner


                                        By:/s/ Theodore E. Maione
                                           -----------------------------
                                        Theodore E. Maione, Ph.D.,
                                         President, Secretary and Treasurer

Date: October 9, 1997



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

Signatures                                   Title                                   Date


/s/ Peter N. Reikes                          Director                                October 9, 1997
------------------------------
Peter N. Reikes

/s/ Sydney S. Salmon                         Director                                October 9, 1997
------------------------------
Sydney S. Salmon, Ph.D.

/s/ Stephen W. Webster                       Director                                October 9, 1997
------------------------------
Stephen W. Webster

/s/ Theodore E. Maione                       President, Secretary and Treasurer      October 9, 1997
------------------------------               (Principal Financial and
Theodore E. Maione, Ph.D.                    Accounting Officer)





                                 EXHIBIT INDEX

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

27    Financial Data Schedule



+     Previously filed.